Form 10-Q
period 2021-06-30
YCQH Agricultural Technology Co. Ltd
filed 2021-08-09
CIK 1794276

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2021

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission File Number 333-252500

YCQH AGRICULTURAL TECHNOLOGY CO. LTD

(Exact name of registrant issuer as specified in its charter)

Nevada	2870	61-1948707
(State or other jurisdiction of incorporation or organization)	(Primary Standard Industrial Classification Number)	(IRS Employer Identification Number)

No. 1408, North District, Libao Building, Kehua North Road No. 62,

Wuhou District, Chengdu, Sichuan Province, China 610042.

(Address of principal executive offices, including zip code)

(+86) 13981161812

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding twelve months (or shorter period that the registrant was required to submit and post such files).

Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-accelerated Filer ☒	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE

PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

N/A

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name on each exchange on which registered
N/A	N/A	N/A

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 9, 2021
Common Stock, $0.0001 par value	90,000,000

PART I — FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

YCQH AGRICULTURAL TECHNOLOGY CO. LTD

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2021 AND DECEMBER 31, 2020

(Currency expressed in United States Dollars (“US$”), except for number of shares or otherwise stated)

	As of June 30, 2021	As of December 31, 2020

ASSETS
Current assets
Cash and cash equivalents	$95,385	$84,541
Inventories	39,524	70,598
Prepayment, deposits and other receivables	72,720	71,883
Total current assets	207,629	227,022

Non-current Assets
Right-of-use assets, net	$23,110	$30,699
Total non-current assets	23,110	30,699

TOTAL ASSETS	$230,739	$257,721

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Other payables and accrued liabilities	$13,428	$21,696
Amount due to a director	266,989	240,025
Lease liability – current portion	16,418	15,861
Total current liabilities	$296,835	$277,582

Non-current liabilities
Lease liability – non-current portion	$6,692	$14,838
Total non-current liabilities	6,692	14,838

TOTAL LIABILITIES	$303,527	$292,420

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.0001 par value; 200,000,000 shares authorized; 0 issued and outstanding	-	-
Common stock, $ 0.0001 par value; 800,000,000 shares authorized; 90,000,000 shares of common stock issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	$9,000	$9,000
Additional paid-in capital	36,000	36,000
Accumulated other comprehensive income	15,573	13,730
Accumulated deficit	(133,361)	(93,429)

TOTAL STOCKHOLDERS’ EQUITY	$(72,788)	$(34,699)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$230,739	$257,721

See accompanying notes to unaudited condensed consolidated financial statements.

YCQH AGRICULTURAL TECHNOLOGY CO. LTD

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares or otherwise stated)

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
REVENUE	$40,455	$-	$59,691	$-

COST OF REVENUE	(21,581)	-	(31,835)	-

GROSS PROFIT	18,874	-	27,856	-

OPERATING EXPENSES
General and administrative	(31,878)	(14,731)	(67,822)	(14,731)

LOSS FROM OPERATION BEFORE INCOME TAX	(13,004)	(14,731)	(39,966)	(14,731)

INTEREST INCOME	16	10	34	10

LOSS BEFORE INCOME TAX	(12,988)	(14,721)	(39,932)	(14,721)

INCOME TAX EXPENSES	-	-	-	-

NET LOSS	(12,988)	(14,721)	(39,932)	(14,721)

Other comprehensive income:
- Foreign currency translation income	2,316	37	1,843	37

TOTAL COMPREHENSIVE LOSS	(10,672)	(14,684)	(38,089)	(14,684)

NET LOSS PER SHARE, BASIC AND DILUTED	(0.00)	(0.00)	(0.00)	(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED	90,000,000	90,000,000	90,000,000	90,000,000

See accompanying notes to unaudited condensed consolidated financial statements.

YCQH AGRICULTURAL TECHNOLOGY CO. LTD

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares or otherwise stated)

	Common Stock
	NUMBER OF Shares	Amount	Additional Paid-in Capital	Accumulated DEFICIT	Accumulated comprehensive INCOME	Total STOCKHOLDERS’ EQUITY/(DEFICIT)
Balance as of December 31, 2019	50,000,000	$5,000	$-	$(3,697)	$-	$1,303
Private Placement	40,000,000	4,000	36,000	-	-	40,000
Balance as of March 31, 2020	90,000,000	$9,000	$36,000	$(3,697)	$-	$41,303
Net loss for the period	-	-	-	(14,721)	-	(14,721)
Foreign currency translation	-	-	-	-	37	37
Balance as of June 30, 2020	90,000,000	$9,000	$36,000	$(18,418)	$37	$26,619

Balance as of December 31, 2020	90,000,000	$9,000	$36,000	$(93,429)	$13,730	$(34,699)
Net loss for the period	-	-	-	(26,944)	-	(26,944)
Foreign currency translation	-	-	-	-	(473)	(473)
Balance as of March 31, 2021	90,000,000	$9,000	$36,000	$(120,373)	$13,257	$(62,116)
Net loss for the period	-	-	-	(12,988)	-	(12,988)
Foreign currency translation	-	-	-	-	2,316	2,316
Balance as of June 30, 2021	90,000,000	$9,000	$36,000	$(133,361)	$15,573	$(72,788)

See accompanying notes to unaudited condensed consolidated financial statements

YCQH AGRICULTURAL TECHNOLOGY CO. LTD

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares or otherwise stated)

	Six Months Ended June 30, 2021	Six Months Ended June 30, 2020

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(39,932)	$(14,721)

Adjustments to reconcile net profit to net cash used in operating activities:
Goodwill written off	-	204
Amortization	7,921	-

Changes in operating assets and liabilities:
Inventories	31,835	101,258
Prepayment, deposits and other receivables	(56)	(101,399)
Other payables and accrued liabilities	(8,549)	24,483
Receipt in advance	280	(149)
Change in lease liability	(7,921)	-

Net cash (used in)/provided by operating activities	$(16,422)	$9,676

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash from acquisition of subsidiary	$-	$999
Cash consideration paid for acquisition of SCQC	-	(165,605)

Net cash used in investing activities	$-	$(164,606)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceed from share issuance	-	8,000
Amount due to a director	26,964	211,063

Net cash provided by financing activities	$26,964	$219,063

Effect of exchange rate changes on cash and cash equivalents	$302	$(31)

Net increase in cash and cash equivalents	$10,844	$64,102
Cash and cash equivalents, beginning of period	84,541	10,091

CASH AND CASH EQUIVALENTS, END OF PERIOD	$95,385	$74,193

See accompanying notes to unaudited condensed consolidated financial statements.

YCQH AGRICULTURAL TECHNOLOGY CO. LTD

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares or otherwise stated)

1. ORGANIZATION AND BUSINESS BACKGROUND

YCQH Agricultural Technology Co. Ltd., was incorporated on October 15, 2019 under the laws of the State of Nevada of which Ms. Wang Min was appointed the President, Secretary, Treasurer and sole director of our board.

The Company primarily operates in bio-carbon-based fertilizer (“BCBF”) trading business, including wholesaling and retailing to customer mainly based in People Republic of China, sourcing directly from producers in China. The Company do not maintain and operate any production and manufacturing of BCBF facility or machine and equipment.

Company name	Place/date of incorporation	Principal activities
YCQH Holding Limited (“YCQH Seychelles”)	Seychelles / October 11, 2019	Investment holding

YCQH Agricultural Technology Co. Limited (“YCQH HK”)	Hong Kong / October 10, 2019	Investment holding

YCWB Agricultural Technology Co. Limited (“YCWB”)	SiChuan Province, China /December 10, 2019	Operates in bio-carbon-based fertilizer trading business

SCQC Agriculture Co. Limited (“SCQC”)	SiChuan Province, China /November 1, 2019(acquired on June 15, 2020)	Operates in bio-carbon-based fertilizer trading business

On December 16, 2019, the Company acquire YCQH Holding Limited, a company incorporated in Republic of Seychelles. In the same day YCQH Seychelles acquire YCQH Agricultural Technology Co. Limited, a company incorporated in Hong Kong.

On December 10, 2019, the YCQH HK incorporate YCWB Agricultural Technology Co. Limited, a wholly foreign owned enterprise, in SiChuan Province, China, with Ms. Wang Min as the legal representative.

On June 15, 2020, the Company through subsidiary YCWB Agricultural Technology Co. Limited acquired SCQC Agriculture Co. Limited, a company incorporated in SiChuan Province, China for a consideration of CNY 1,169,996 (approximate $165,605) with carrying value on book of CNY 1,168,554 (approximate $165,401) from third party. The premium was accounted as expense for the year ended December 31, 2020.

The Company’s executive office is located at No. 1408, North District, Libao Building, Kehua North Road No. 62, Wuhou District, Chengdu, Sichuan Province, China 610042.

In January 2020, an outbreak of a novel coronavirus (COVID-19) surfaced in Wuhan City, Hubei province of the PRC, and spread all over the country during the first fiscal quarter of 2020. The outbreak caused the Chinese government to require businesses to close, people to quarantine, and also to restrict certain travel within the country until April 2020. Hence the Company did not commence any operation in the first quarter of 2020.

2. BASIS OF PRESENTATION

The accompanying consolidated financial statements of the Company are prepared pursuant to the rules and regulations of the U.S. Securities and Exchanges Commission (“SEC”) and in conformity with generally accepted accounting principles in the U.S. (“US GAAP”). All material inter-company accounts and transactions have been eliminated in consolidation. The Company has adopted December 31 as its fiscal year end.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of estimates

The preparation of the consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Management makes these estimates using the best information available at the time the estimates are made; however actual results could differ materially from those estimates.

Cash and Cash Equivalents

Cash and cash equivalents are carried at cost and represent cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date of such investments. Under the PRC Foreign Exchange Control Regulations and Administration of Settlement, Sales and Payment of Foreign Exchange Regulations, the Company is permitted to exchange Chinese Renminbi for foreign currencies through banks that are authorized to conduct foreign exchange business.

Accounts Receivable

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of accounts receivable. The Company extends credit to its customers in the normal course of business and generally does not require collateral. The Company’s credit terms are dependent upon the segment, and the customer. The Company assesses the probability of collection from each customer at the outset of the arrangement based on a number of factors, including the customer’s payment history and its current creditworthiness. If in management’s judgment collection is not probable, the Company does not record revenue until the uncertainty is removed.

Management performs ongoing credit evaluations, and the Company maintains an allowance for potential credit losses based upon its loss history and its aging analysis. The allowance for doubtful accounts is the Company’s best estimate of the amount of credit losses in existing accounts receivable. Management reviews the allowance for doubtful accounts each reporting period based on a detailed analysis of trade receivables. In the analysis, management primarily considers the age of the customer’s receivable, and also considers the creditworthiness of the customer, the economic conditions of the customer’s industry, general economic conditions and trends, and the business relationship and history with its customers, among other factors. If any of these factors change, the Company may also change its original estimates, which could impact the level of the Company’s future allowance for doubtful accounts. If judgments regarding the collectability of receivables were incorrect, adjustments to the allowance may be required, which would reduce profitability.

Accounts Receivable are recognized and carried at the original invoice amount less an allowance for any uncollectible amounts. An estimate for doubtful accounts receivable is made when collection of the full amount is no longer probable. Bad debts are written off as identified. No allowance for doubtful accounts was made for the six months ended June 30, 2021.

Lease

The Company adopted the ASU No. 2016-02, on October 15, 2019 (date of inception). The Company leases office space for fixed periods pre-emptive extension options. The Company recognizes lease payments for its short-term lease on a straight-line basis over the lease term.

As of June 30, 2021, the Company have one operating lease of which lease liability is initially and subsequently measured at the present value of the unpaid lease payments at the lease commencement date. The right-of-use asset is initially measured at cost, which comprises the initial amount of the lease liability adjusted for lease payments made at or before the lease commencement date, plus any initial direct costs incurred less any lease incentives received. Costs associated with operating lease assets are recognized on a straight-line basis within operating expenses over the term of the lease.

In determining the present value of the unpaid lease payments, ASC 842 requires a lessee to discount its unpaid lease payments using the interest rate implicit in the lease or, if that rate cannot be readily determined, its incremental borrowing rate. As most of the Company leases do not provide an implicit rate, the Company uses its incremental borrowing rate as the discount rate for the lease. The Company incremental borrowing rate is estimated to approximate the interest rate on a collateralized basis with similar terms and payments.

Revenue Recognition

Revenue is generated through sale of goods, primarily Bio-Carbon-Based-Fertilizer (“BCBF”). Revenue is recognized when a customer obtains control of promised goods or services and is recognized in an amount that reflects the consideration that the Company expects to receive in exchange for those goods or services. In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The amount of revenue that is recorded reflects the consideration that the Company expects to receive in exchange for those goods and services. The Company applies the following five-step model in order to determine this amount:

(i) identification of the promised goods and services in the contract;

(ii) determination of whether the promised goods and services are performance obligations, including whether they are distinct in the context of the contract;

(iii) measurement of the transaction price, including the constraint on variable consideration;

(iv) allocation of the transaction price to the performance obligations; and

(v) recognition of revenue when (or as) the Company satisfies each performance obligation.

The Company adopted ASU 2014-09, Revenue from Contracts with Customers (Topic 606). Under Topic 606, the Company records revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collectability is probable. The Company records revenue from the sale of product upon shipment or delivery of the products to the customer.

Shipping, Storage and Handling costs

Costs for shipping, storage and handling activities, including those activities that occur subsequent to transfer of control to the customer, are recorded as general and administrative expense and are expensed as incurred. The Company accrues costs for shipping, storage and handling activities that occur after control of the promised good has transferred to the customer.

Earnings Per Share

The Company reports earnings per share in accordance with ASC 260 “Earnings Per Share”, which requires presentation of basic and diluted earnings per share in conjunction with the disclosure of the methodology used in computing such earnings per share. Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted average common shares outstanding during the period. Diluted earnings per share takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock. Further, if the number of common shares outstanding increases as a result of a stock dividend or stock split or decreases as a result of a reverse stock split, the computations of a basic and diluted earnings per share shall be adjusted retroactively for all periods presented to reflect that change in capital structure.

The Company’s basic earnings per share is computed by dividing the net income available to holders by the weighted average number of the Company’s ordinary shares outstanding. Diluted earnings per share reflects the amount of net income available to each ordinary share outstanding during the period plus the number of additional shares that would have been outstanding if potentially dilutive securities had been issued.

Inventories

Inventories consist of finished goods and are stated at the lower of cost or net realizable value using the first-in first-out method. Net realizable value is the estimated selling price in the ordinary course of business, less estimated costs of completion and the estimated costs necessary to make the sale. The Company reviews its inventories regularly for possible obsolete goods and establishes reserves when determined necessary.

Related parties

Parties, which can be a corporation or individual, are considered to be related if the Company has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operating decisions. Companies are also considered to be related if they are subject to common control or common significant influence.

Income Taxes

The Company accounts for income taxes using the asset and liability method prescribed by ASC 740 “Income Taxes”. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial reporting and tax bases of assets and liabilities using enacted tax rates that will be in effect in the years in which the differences are expected to reverse. The Company records a valuation allowance to offset deferred tax assets if based on the weight of available evidence, it is more-likely-than-not that some portion, or all, of the deferred tax assets will not be realized. The effect on deferred taxes of a change in tax rates is recognized as income or loss in the period that includes the enactment date.

New U.S. federal tax legislation, commonly referred to as the Tax Cuts and Jobs Act (the “U.S. Tax Reform”), was signed into law on December 22, 2017. The U.S. Tax Reform modified the U.S. Internal Revenue Code by, among other things, reducing the statutory U.S. federal corporate income tax rate from 35% to 21% for taxable years beginning after December 31, 2017; limiting and/or eliminating many business deductions; migrating the U.S. to a territorial tax system with a one-time transaction tax on a mandatory deemed repatriation of previously deferred foreign earnings of certain foreign subsidiaries; subject to certain limitations, generally eliminating U.S. corporate income tax on dividends from foreign subsidiaries; and providing for new taxes on certain foreign earnings. Taxpayers may elect to pay the one-time transition tax over eight years, or in a single lump-sum payment.

Foreign Currency Translation

Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transaction. Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency using the applicable exchange rates at the balance sheet dates. The resulting exchange differences are recorded in the statements of operations.

The reporting currency of the Company is United States Dollars (“US$”). The Company’s subsidiary in Seychelles, Hong Kong and PRC which functional currencies are United States Dollars (“US$”), Hong Kong Dollars (“HK$”) and Chinese Renminbi (“CNY¥”) respectively.

In general, for consolidation purposes, assets and liabilities of its subsidiary whose functional currency is not the US$ are translated into US$, in accordance with ASC Topic 830-30, “Translation of Financial Statement”, using the exchange rate on the balance sheet date. Revenues and expenses are translated at average rates prevailing during the period. The gains and losses resulting from translation of financial statements of foreign subsidiary are recorded as a separate component of accumulated other comprehensive income within the statement of stockholders’ equity.

Translation of amounts from the local currencies of the Company into US$ has been made at the following exchange rates for the respective periods:

	For the six months ended June 30, 2021	For the six months ended June 30, 2020
Period-end HK$ : US$1 exchange rate	7.75	7.75
Period-end CNY¥ : US$1 exchange rate	6.46	7.06
Period-average HK$ : US$1 exchange rate	7.75	7.75
Period-average CNY¥ : US$1 exchange rate	6.46	7.05

Fair Value Measurement

Accounting Standards Codification (“ASC”) 820 “Fair Value Measurements and Disclosures”, which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The statement clarifies that the exchange price is the price in an orderly transaction between market participants to sell the asset or transfer the liability in the market in which the reporting entity would transact for the asset or liability, that is, the principal or most advantageous market for the asset or liability. It also emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and that market participant assumptions include assumptions about risk and effect of a restriction on the sale or use of an asset.

This ASC establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are described below:

Level 1: Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

Level 2: Quoted prices in markets that are not active, or inputs that are observable, either directly or indirectly, for substantially the full term of the asset or liability; and

Level 3: Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (supported by little or no market activity).

Recently issued accounting pronouncements

In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments (Topic 326). ASU 2016-13 requires entities to use a forward-looking approach based on current expected credit losses (“CECL”) to estimate credit losses on certain types of financial instruments, including trade receivables. This may result in the earlier recognition of allowances for losses. ASU 2016-13 is effective for the Company beginning January 1, 2023, and early adoption is permitted.

The Company reviews new accounting standards as issued. Management has not identified any other new standards that it believes will have a significant impact on the Company’s consolidated financial statements.

Economic and political risks

Substantially all the Company’s services are conducted in the People’s Republic of China (“PRC”), of which operations in the PRC are subject to special considerations and significant risks not typically associated with companies in rest of the world. These include risks associated with, among others, the political, economic and legal environment and foreign currency exchange. The Company’s results may be adversely affected by changes in the political conditions in the PRC, and by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion, remittances abroad, and rates and methods of taxation.

COVID-19 Uncertainty

An outbreak of respiratory illness caused by the novel coronavirus, commonly referred as “COVID-19” emerged in late 2019 and has spread globally. The COVID-19 is considered to be highly contagious and poses a serious public health threat. The World Health Organization labeled the COVID-19 outbreak as a pandemic on March 11, 2020, given its threat beyond a public health emergency of international concern the organization had declared on January 30, 2020.

The epidemic has resulted in social-distancing restrictions, travel restrictions, and the temporary closure of stores and facilities. The negative impacts of the COVID-19 outbreak on our business may include, but not strictly be limited to:

-	The uncertain economic conditions may refrain clients from engaging our services.

-	The operations of businesses in most industries have been, and could continue to be, negatively impacted by the epidemic, which may in turn adversely impact their business performance.

We are unable to accurately predict the impact that the COVID-19 will have due to various uncertainties, including the ultimate geographic spread of the virus, the severity of the disease, the duration of the outbreak globally, and effectiveness of the actions that may be taken by governmental authorities. Additionally, it is possible that we may face similar difficulties from future events, such as this, should there be at any point another global pandemic. As of the current date, we do not believe that we have been directly impacted by Covid-19. However, economies throughout the world have been impacted significantly in a vast number of ways, and we cannot state with any level of certainty to what extent we may have been indirectly impacted by market conditions as a result of the pandemic and/or if the pandemic has forestalled, in any capacity, our growth to date.

4. GOING CONCERN UNCERTAINTIES

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company suffered a loss of $39,932 for the six months ended June 30, 2021 resulting in accumulated deficit of $133,361 and a working capital deficit of $89,206.

The Company’s cash position may not be significant enough to support the Company’s daily operations. While the Company believes in the viability of its strategy and in its ability to raise additional funds, there can be no assurances to that effect. The Company’s ability to continue as a going concern is dependent upon its ability to improve profitability and the ability to acquire funding through public offering. If funding from public offering is insufficient then the Company shall rely on the financial support from its controlling shareholder.

These and other factors raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that financial statements are issued. These financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result in the Company not being able to continue as a going concern.

5. ACQUISITION OF SCQC AGRICULTURE CO. LIMITED

On June 15, 2020, the Company through subsidiary YCWB Agricultural Technology Co. Limited acquired SCQC Agriculture Co. Limited, a company incorporated in SiChuan Province, China for a consideration of CNY1,169,996 (approximate $165,605) with carrying value on book of CNY1,168,554 (approximate $165,401) from third party. The premium was accounted as expense for the year ended December 31, 2020.

Fair value of consideration (Cash paid) as of June 15, 2020	$165,605	¥1,169,996

Net book value of SCQC Agriculture Co. Limited Assets & Liabilities as of June 15, 2020:
Cash and cash equivalents	$999	¥7,058
Prepayments	165,145	1,166,746
Receipts in advance	(743)	(5,250)
Total net book value	$165,401	$1,168,554

Premium recognized as goodwill	$204	¥1,442
Goodwill impairment for the year ended December 31, 2020	(204)	(1,442)
Goodwill as of December 31, 2020	$-	¥-

6. INVENTORIES

As of June 30, 2021 and December 31, 2020, the Company inventories consist of following:

	As of June 30, 2021	As of December 31, 2020
Finished goods	$39,524	$70,598

Total inventories	$39,524	$70,598

No inventories allowance has been provided for the six months ended June 30, 2021.

7. PREPAYMENT, DEPOSITS AND OTHER RECEIVABLES

As of June 30, 2021 and December 31, 2020, prepayment, deposits and other receivables consist of following:

	As of June 30, 2021	As of December 31, 2020
Deposits for Hong Kong Company Secretary	$13	$13
Prepayment for the purchase of Bio-Carbon-Based-Fertilizer	69,574	68,827
Employee advances	664	600
Rental prepayment	2,469	2,443
Total prepayment, deposits and other receivables	$72,720	$71,883

8. OTHER PAYABLES AND ACCRUED LIABILITIES

As of June 30, 2021 and December 31, 2020, the Company other payables and accrued liabilities consist of following:

	As of June 30, 2021	As of December 31, 2020
Other payables	$9,428	$51
Accrued audit fee	4,000	21,645
Total other payables and accrued liabilities	$13,428	$21,696

9. AMOUNT DUE TO A DIRECTOR

	As of June 30, 2021	As of December 31, 2020
Amount due to a director	$266,989	$240,025

For the period ended June 30, 2021, our director, Ms. Wang Min, has further advanced expenses on behalf of the Company for a total of $26,964.

As of June 30, 2021, the Company has an outstanding payable to director of $266,989, which is unsecured and non-interest bearing with no fixed terms of repayment.

10. SHAREHOLDERS’ EQUITY

As of June 30, 2021 and December 31, 2020, the Company has 90,000,000 shares of common stock issued and outstanding.

During the six months ended June 30, 2021, there were no issuances of Common Stock.

The Company has 800,000,000 shares of commons stock and 200,000,000 shares of preference stock authorized, no share of preference stock issued and outstanding.

11. LEASE RIGHT-OF-USE ASSET AND LEASE LIABILITIES

On November 11, 2020, the management of the Company through indirect wholly owned subsidiary SCQC Agriculture Co. Limited enter into a tenancy agreement to rent an office with an area of approximate 133 square meter for monthly rental of CNY9,200 (approximate $1,335) for a period of two years.

The initial recognition of operating lease right and lease liability as follows:

December 31, 2020
Initial recognition of right-of-use assets, net	$32,237
Less: amortization	(1,538)
Right-of-use assets, net as of December 31, 2020	$30,699

Initial recognition of lease liability	32,237
Add: imputed interest	247
Less: principal repayment	(1,785)
Lease liability as of December 31, 2020	$30,699

As of June 30, 2021, operating lease right-of-use assets as follows:

Right-of-use assets, net as of December 31, 2020	$30,699
Amortization for the period ended June 30, 2021	(7,921)
Foreign exchange translation	332
Right-of-use assets, net as of June 30, 2021	$23,110

As of June 30, 2021, operating lease liability as follows:

Lease liability as of December 31, 2020	$30,699
Add: imputed interest for the period ended June 30, 2021	625
Less: gross repayment for the period ended June 30, 2021	(8,546)
Foreign exchange translation	332
Lease liability as of June 30, 2021	$23,110

Lease liability current portion	$16,418
Lease liability non-current portion	$6,692

Maturities of the loan for each of the five years and thereafter are as follows:
2021	$8,111
2022	14,999
$23,110

Other information:

Six months ended June 30
2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flow to operating lease	$8,546
Remaining lease term for operating lease (years)	1.39
Weighted average discount rate for operating lease	4.75%

12. CONCENTRATION OF RISK

Customer Concentration

For the three months ended June 30, 2021, the Company generated total revenue of $40,455, of which two customers accounted the Company’s entire revenue. The Company did not generate any revenue for the three months ended June 30, 2020

	For the three months ended June 30
	2021	2020	2021	2020	2021	2020
	Revenues		Percentage of revenues		Accounts receivable, trade

Customer A	$38,700	$-	96%	-%	$-	$-
Customer D	1,755	-	4%	-	-	-
Total	$40,455	$-	100%	-%	$-	$-

For the six months ended June 30, 2021, the Company generated total revenue of $59,691, of which four customers accounted the Company’s entire revenue. The Company did not generate any revenue for the six months ended June 30, 2020  .

	For the six months ended June 30
	2021	2020	2021	2020	2021	2020
	Revenues		Percentage of revenues		Accounts receivable, trade

Customer A	$41,385	$-	69%	-%	$-	$-
Customer B	11,036	-	18%	-	-	-
Customer C	5,518	-	9%	-	-	-
Customer D	1,752	-	3%	-	-	-
Total	$59,691	$-	100%	-%	$-	$-

Vendor Concentration

For the three months ended June 30, 2021, the Company incurred cost of revenue of $21,581 solely accounted by single vendor, while for the three months ended June 30, 2020, the Company did not incur any cost of revenue.

	For the three months ended June 30
	2021	2020	2021	2020	2021	2020
	Cost of revenue		Percentage of Cost of revenue		Accounts payable, trade

Vendor A	$21,581	$-	100%	-%	$-	$-

Total	$21,581	$-	100%	-%	$-	$-

For the six months ended June 30, 2021, the Company incurred cost of revenue of $31,835 solely accounted by single vendor, while for the six months ended June 30, 2020, the Company did not incur any cost of revenue.

	For the six months ended June 30
	2021	2020	2021	2020	2021	2020
	Cost of revenue		Percentage of Cost of revenue		Accounts payable, trade

Vendor A	$31,835	$-	100%	-%	$-	$-

Total	$31,835	$-	100%	-%	$-	$-

13. INCOME TAXES

The Company being a United States entity is subjected to the United States federal income tax at 21%. No provision for income taxes in the United States has been made as the Company had no United States taxable income for the six months ended June 30, 2021.

YCQH Holding Limited was incorporated in the Republic of Seychelles and, under the laws of Seychelles, is not subject to income taxes.

YCQH Agricultural Technology Co. Limited was incorporated in Hong Kong and is subject to Hong Kong income tax at a tax rate of 16.5%. (the first HK$ 2 million (equivalent US$ 258,000) of profits earned by the company will be taxed at half the current tax rate (i.e., 8.25%) whilst the remaining profits will continue to be taxed at the existing 16.5% tax rate.)

YCWB Agricultural Technology Co. Limited and SCQC Agriculture Co. Limited were incorporated in the PRC and with the company income tax rate of 25%. On top of company tax, PRC domestic sales are subjected to Value Added Tax typically at 3% for being a Small Scale Taxpayer with PRC revenue less than CNY 5,000,000, which is levied on the invoiced value of sales and is payable by the purchaser for agricultural related product. YCWB enjoyed preferential VAT rate of 1%. The Company is required to remit the VAT it collects to the tax authority. A credit is available whereby VAT paid on purchases can be used to offset the VAT due on sales  .

Effective and Statutory Rate Reconciliation

The effective tax rate in the periods presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates.

The following table summarizes a reconciliation of the Company’s income taxes expenses:

	For the six months ended June 30
	2021	2020
Computed expected benefits	25%	-%
Effect of foreign tax rate difference	(2)%	-%
Tax losses not recognized	(23)%	-%
	-%	-%

	For the six months ended June 30
	2021	2020
PRC statutory tax rate	25%	25%
Computed expected benefits	(6,736)	-
Effect of foreign tax rate difference	494	-
Tax losses not recognized	6,242	-
Income tax expense	-	-

The following table sets forth the significant components of the aggregate deferred tax assets of the Company as of June 30, 2021:

	As of June 30, 2021	As of December 31, 2020
Deferred tax assets:

Net operating loss carryforwards
- United States of America	$11,070	$6,559
- Hong Kong	288	266
- People Republic China	18,684	14,137
Less: valuation allowance	(30,042)	(20,962)
Deferred tax assets	$-	$-

Management believes that it is more likely than not that the deferred tax assets will not be fully realizable in the future. Accordingly, the Company provided for a full valuation allowance against its deferred tax assets of $30,042 as of June 30, 2021.

14. SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after June 30, 2021 up through the date the Company issued the financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information contained in this quarter report on Form 10-Q is intended to update the information contained in our Form S-1/A dated June 3, 2021, for the year ended December 31, 2020 and presumes that readers have access to, and will have read, the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other information contained in such Form S-1/A. The following discussion and analysis also should be read together with our financial statements and the notes to the financial statements included elsewhere in this Form 10-Q.

The following discussion contains certain statements that may be deemed “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements appear in a number of places in this Report, including, without limitation, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These statements are not guarantees of future performance and involve risks, uncertainties and requirements that are difficult to predict or are beyond our control. Forward-looking statements speak only as of the date of this quarter report. You should not put undue reliance on any forward-looking statements. We strongly encourage investors to carefully read the factors described in our Form S-1/A registration statement, filed on April 16. 2021, in the section entitled “Risk Factors” for a description of certain risks that could, among other things, cause actual results to differ from these forward-looking statements. We assume no responsibility to update the forward-looking statements contained in this quarter report on Form 10-Q. The following should also be read in conjunction with the unaudited Condensed Consolidated Financial Statements and notes thereto that appear elsewhere in this report.

Company Overview

The Company has seen a business opportunity in wholesaling and retailing high quality, sustainable, environmentally friendly bio-carbon-based fertilizer (herein referred to as “BCBF”), which is capable of not only increasing the crop yield but also at the same time preserving the environment. The Company’s BCBF is sourced from, and produced by, a third party through heating straw in a closed container with little or no available air. This method is also known as thermal decomposition of organic material under limited supply of oxygen at relatively low temperature. In accordance with requirements imposed by the PRC Ministry of Agriculture, the Company’s Supplier of BCBF has registered with Sichuan Province Provincial Department of Agriculture and Rural Affairs, which has an effective period of 5 years, from December 2019 to December 2024. The Company does not maintain or operate any production and/or manufacturing of any BCBF facility, machine and/or equipment.

The Company is currently wholesaling and retailing BCBF through its wholly owned subsidiary SCQC. Management of the Company believes that the BCBF sold by the Company is capable of maintaining soil fertility, enhancing crop yield, improving soil structure, improving water and fertilizer retention capability and improving fertilizer utilization efficiency and effectiveness. This is achieved through balancing carbon and nitrogen content, neutralizing soil pH while at the same time creating soil particle structure that is conducive to plant growth.

The BCBF sold by the Company, produced through straw thermal decomposition, replaces the function of activated carbon. The combination of soil and BCBF is capable of absorbing and reducing pollution content such as heavy metals from agricultural residual wastes. Further, the combination of water and BCBF is capable of purifying water by producing carbohydrate and glucose, which could be absorbed by, and is conducive to the growth of, plants. Additionally, BCBF possesses outstanding water storage capacity, which can store up to 10 times the water content when compared to soil without BCBF, which in turn provides farmers greater flexibility during times of hardship such as a drought.

As such, the management of the Company believes that the Company’s BCBF is not only a superior option compared to conventional fertilizer in terms of environmentally sustainability, but also from an economic perspective due to the improvement in crop yield quality and quantity. The Company’s BCBF consists of roughly 45% organic matter, 20% bio-charcoal, 10% humic acid, 5% NPK and boats an effective microorganism count of 20,000,000 per gram.

Results of operations

Three months ended June 30, 2021 and 2020

The Company generated revenue in the amount of $40,455 for the three months ended June 30, 2021 while the cost of revenue for was $21,581, which resulted in gross profit of $18,874 and a margin of 46.65%.

The Company did not generate any revenue for the three months ended June 30, 2020, nor incur any cost of revenue.

The general and administrative expenses for the three months ended June 30, 2021 and 2020 were $31,878 and $14,731 respectively, primarily related to salary and social contribution, storage and logistic expenses, lease expenses, audit fees and consultancy fees.

As result, the Company incurred a net loss of $12,988 and $14,721 for the three months ended June 30, 2021 and 2020, respectively.

Six months ended June 30, 2021 and 2020

The Company generated revenue in the amount of $59,691 for the six months ended June 30, 2021 while the cost of revenue for was $31,835, which resulted in gross profit of $27,856 and a margin of 46.67%.

The Company did not generate any revenue for the six months ended June 30, 2020, nor incur any cost of revenue.

The general and administrative expenses for the six months ended June 30, 2021 and 2020 were $67,822 and $0 respectively, primarily related to salary and social contribution, storage and logistic expenses, lease expenses, audit fees and consultancy fees.

As result, the Company incurred a net loss of $39,932 and $14,721 for the six months ended June 30, 2021 and 2020, respectively.

Liquidity and Capital Resources

Six months ended June 30, 2021 and 2020

Cash Used In Operating Activities

For the six months ended June 30, 2021, the Company used $16,422 in operating cash flow, of which primarily consist of net loss and repayment of accrued expenses and other payables, offsetting by decreased in inventories.

For the six months ended June 30, 2020, the Company generated $9,676 in operating cash flow, of which primarily consist of decreased in inventories and increased in other payables, offsetting by increased in prepayment and net loss.

Cash Used In Investing Activities

For the six months ended June 30, 2021 and 2020, the Company used cash in investing activities were $0 and $164,606 respectively. The cash used in investing activities was primarily attributable to the consideration paid for acquisition of SCQC Agricultural Co. Limited.

Cash Provided by Financing Activities

For the six months ended June 30, 2021, the Company has received $26,964 advancement from director pertaining to expenses paid on behalf.

For the six months ended June 30, 2020, the Company realized cash provided by financing activity in the amount of 219,063, of which consist of proceed from issuance of share and loan from director.

Foreign Currency

Most of our revenues and operating expenses are denominated in Renminbi. The Renminbi is currently freely convertible under the “current account,” which includes dividends, trade and service-related foreign exchange transactions, but not under the “capital account,” which includes foreign direct investment and loans. Under our current corporate structure, our company in the United States may rely on dividend payments from our PRC subsidiaries to fund any cash and financing requirements we may have.

Under existing PRC foreign exchange regulations, payments of current account items, including payment of dividends, interest payments and trade and service-related foreign exchange transactions, can be made in foreign currencies without prior approval of the State Administration of Foreign Exchange, or SAFE, by complying with certain procedural requirements. Our PRC subsidiaries may also retain foreign exchange in its current account, subject to a ceiling approved by SAFE, to satisfy foreign exchange liabilities or to pay dividends. However, we cannot assure you that the relevant PRC governmental authorities will not limit or eliminate our ability to purchase and retain foreign currencies in the future.

Since a significant amount of our future revenues will be denominated in Renminbi, the existing and any future restrictions on currency exchange may limit our ability to utilize revenues generated in Renminbi to fund our business activities outside China, if any, or expenditures denominated in foreign currencies.

Foreign exchange transactions under the capital account are subject to limitations and require registration with or approval by the relevant PRC governmental authorities. In particular, any transfer of funds from us to any of our PRC subsidiaries, either as a shareholder loan or as an increase in registered capital, is subject to certain statutory limit requirements and registration or approval of the relevant PRC governmental authorities, including the relevant administration of foreign exchange and/or the relevant examining and approval authority. Our ability to use the U.S. dollar proceeds of the sale of our equity or debt to finance our business activities conducted through our PRC subsidiaries will depend on our ability to obtain these governmental registrations or approvals. In addition, because of the regulatory issues related to foreign currency loans to, and foreign investment in, domestic PRC enterprises, we may not be able to finance the operations of our PRC subsidiaries by loans or capital contributions. We cannot assure you that we can obtain these governmental registrations or approvals on a timely basis, if at all.

The amount of cash denominated in RMB is approximately CNY 290,118 (Equivalent to USD 44,920) as of June 30, 2021.

Off-balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders as of June 30, 2021.

Contractual Obligations

As a smaller reporting company, we are not required to provide the aforementioned information.

Critical Accounting Policies

Recent accounting pronouncements

In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments (Topic 326). ASU 2016-13 requires entities to use a forward-looking approach based on current expected credit losses (“CECL”) to estimate credit losses on certain types of financial instruments, including trade receivables. This may result in the earlier recognition of allowances for losses. ASU 2016-13 is effective for the Company beginning January 1, 2023, and early adoption is permitted.

The Company reviews new accounting standards as issued. Management has not identified any other new standards that it believes will have a significant impact on the Company’s consolidated financial statements.

Item 3 Quantitative and Qualitative Disclosures About Market Risk.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

Item 4 Controls and Procedures.

Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer, of the effectiveness of our disclosure controls and procedures as of June 30, 2021. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our chief executive officer concluded that our disclosure controls and procedures were not effective. The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (i) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (ii) inadequate segregation of duties and effective risk assessment; (iii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines; and (iv) lack of internal audit function due to the fact that the Company lacks qualified resources to perform the internal audit functions properly and that the scope and effectiveness of the internal audit function are yet to be developed. The aforementioned material weaknesses were identified by our chief executive officer in connection with the review of our financial statements as of June 30, 2021.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The internal controls for the Company are provided by executive management’s review and approval of all transactions. Our internal control over financial reporting also includes those policies and procedures that:

1.	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

2.	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that our receipts and expenditures are being made only in accordance with the authorization of our management; and

3.	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2021. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of these controls.

As of June 30, 2021, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in 2013 and SEC guidance on conducting such assessments. Based on such evaluation, the Company’s management concluded that, during the period covered by this Report, our internal control over financial reporting were not effective due to the presence of material weaknesses.

Management’s Remediation Initiatives

Since 2021, we engaged Dude Business Consultants Limited as an external consultant to assist with the identification and address of complex and proper accounting issues.

In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we also plan to initiate the following series of measures to further strengthen the Company’s internal controls going forward:

1.	hire a reporting manager (“Internal Finance Manager”) who has the requisite relevant U.S. GAAP and SEC reporting experience and qualifications;

2.	make an overall assessment on the current finance and accounting resources and hire additional accounting members with appropriate levels of accounting knowledge and experience;

3.	streamline our accounting department structure and enhance our staff’s U.S. GAAP and SEC reporting requirements on a continuous basis through internal training provided by the Internal Finance manager;

4.	participate in trainings and seminars provided by professional services firms on a regular basis to gain knowledge on regular U.S. GAAP / SEC reporting requirements updates; and

5.	engage an external “Sarbanes-Oxley 404” consulting firm to help us implement Sarbanes-Oxley 404 internal controls compliance together with the establishment of our internal audit function.

We anticipate that these initiatives will be at least partially, if not fully, implemented by the end of fiscal year 2022.

Changes in Internal Control over Financial Reporting:

There were no changes in our internal control over financial reporting during the nine months ending June 30, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

We are not subjected to nor engaged in any litigation, arbitration or claim of material importance, and no litigation, arbitration or claim of material importance is known to us to be pending or threatened by or against our Company that would have a material adverse effect on our Company’s results of operations or financial condition. Further, there are no proceedings in which any of our directors, officers or affiliates, or any beneficial shareholder are an adverse party or has a material interest adverse to our Company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information.

None.

ITEM 6. Exhibits

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal executive officer

32.1	Section 1350 Certification of principal executive officer

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

YCQH Agricultural Technology Co. Ltd
(Name of Registrant)

Date: August 9, 2021

By:	/s/ Wang Min
Title:	Chief Executive Officer, President, Secretary, Treasurer, and Director (Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer)

-9-