Form 10-Q
period 2021-09-30
YCQH Agricultural Technology Co. Ltd
filed 2021-11-10
CIK 1794276

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2021

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

N/A

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name on each exchange on which registered
N/A	N/A	N/A

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 10, 2021
Common Stock, $0.0001 par value	101,400,000

PART I — FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

YCQH AGRICULTURAL TECHNOLOGY CO. LTD

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2021 AND DECEMBER 31, 2020

(Currency expressed in United States Dollars (“US$”), except for number of shares or otherwise stated)

	As of September 30, 2021	As of December 31, 2020

ASSETS
Current assets
Cash and cash equivalents	$75,535	$84,541
Inventories	106,087	70,598
Prepayment, deposits and other receivables	24,752	71,883
Total current assets	206,374	227,022

Non-current Assets
Right-of-use assets, net	$19,114	$30,699
Total non-current assets	19,114	30,699

TOTAL ASSETS	$225,488	$257,721

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Other payables and accrued liabilities	$10,051	$21,696
Amount due to a director	266,989	240,025
Lease liability – current portion	16,644	15,861
Total current liabilities	$293,684	$277,582

Non-current liabilities
Lease liability – non-current portion	$2,470	$14,838
Total non-current liabilities	2,470	14,838

TOTAL LIABILITIES	$296,154	$292,420

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.0001 par value; 200,000,000 shares authorized; 0 issued and outstanding	-	-
Common stock, $ 0.0001 par value; 800,000,000 shares authorized; 101,400,000 shares and 90,000,000 shares of common stock issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	$10,140	$9,000
Additional paid-in capital	148,860	36,000
Accumulated other comprehensive income	15,804	13,730
Accumulated deficit	(245,470)	(93,429)

TOTAL STOCKHOLDERS’ EQUITY	$(70,666)	$(34,699)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$225,488	$257,721

See accompanying notes to unaudited condensed consolidated financial statements.

YCQH AGRICULTURAL TECHNOLOGY CO. LTD

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares or otherwise stated)

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
REVENUE	$6,266	$25,538	$65,958	$25,538

COST OF REVENUE	(3,212)	(13,873)	(35,047)	(13,873)

GROSS PROFIT	3,054	11,665	30,911	11,665

OPERATING EXPENSES
General and administrative	(115,182)	(56,247)	(183,004)	(70,978)

LOSS FROM OPERATION BEFORE INCOME TAX	(112,128)	(44,582)	(152,093)	(59,313)

INTEREST INCOME	19	21	52	31

LOSS BEFORE INCOME TAX	(112,109)	(44,561)	(152,041)	(59,282)

INCOME TAX EXPENSES	-	-	-	-

NET LOSS	(112,109)	(44,561)	(152,041)	(59,282)

Other comprehensive income:
- Foreign currency translation income	231	6,608	2,074	6,645

TOTAL COMPREHENSIVE LOSS	(111,878)	(37,953)	(149,967)	(52,637)

NET LOSS PER SHARE, BASIC AND DILUTED	(0.00)	(0.00)	(0.00)	(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED	96,632,609	90,000,000	92,227,007	90,000,000

See accompanying notes to unaudited condensed consolidated financial statements.

YCQH AGRICULTURAL TECHNOLOGY CO. LTD

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares or otherwise stated)

	Common Stock
	NUMBER OF Shares	Amount	Additional Paid-in Capital	Accumulated DEFICIT	Accumulated comprehensive INCOME	Total STOCKHOLDERS’ EQUITY/(DEFICIT)
Balance as of December 31, 2019	50,000,000	$5,000	$-	$(3,697)	$-	$1,303
Private Placement	40,000,000	4,000	36,000	-	-	40,000
Balance as of March 31, 2020	90,000,000	$9,000	$36,000	$(3,697)	$-	$41,303
Net loss for the period	-	-	-	(14,721)	-	(14,721)
Foreign currency translation	-	-	-	-	37	37
Balance as of June 30, 2020	90,000,000	$9,000	$36,000	$(18,418)	$37	$26,619
Net loss for the period	-	-	-	(44,561)	-	(44,561)
Foreign currency translation	-	-	-	-	6,608	6,608
Balance as of September 30, 2020	90,000,000	$9,000	$36,000	$(62,979)	$6,645	$(11,334)

Balance as of December 31, 2020	90,000,000	$9,000	$36,000	$(93,429)	$13,730	$(34,699)
Net loss for the period	-	-	-	(26,944)	-	(26,944)
Foreign currency translation	-	-	-	-	(473)	(473)
Balance as of March 31, 2021	90,000,000	$9,000	$36,000	$(120,373)	$13,257	$(62,116)
Net loss for the period	-	-	-	(12,988)	-	(12,988)
Foreign currency translation	-	-	-	-	2,316	2,316
Balance as of June 30, 2021	90,000,000	$9,000	$36,000	$(133,361)	$15,573	$(72,788)
Initial public offering	11,400,000	1,140	112,860	-	-	114,000
Net loss for the period	-	-	-	(112,109)	-	(112,109)
Foreign currency translation	-	-	-	-	231	231
Balance as of September 30, 2021	101,400,000	$10,140	$148,860	$(245,470)	$15,804	$(70,666)

See accompanying notes to unaudited condensed consolidated financial statements

YCQH AGRICULTURAL TECHNOLOGY CO. LTD

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares or otherwise stated)

	Nine months ended September 30, 2021	Nine months ended September 30, 2020

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(152,041)	$(59,282)

Adjustments to reconcile net profit to net cash used in operating activities:
Goodwill written off	-	204
Amortization	11,954	-

Changes in operating assets and liabilities:
Inventories	(34,528)	(88,368)
Prepayment, deposits and other receivables	47,918	102,241
Other payables and accrued liabilities	(11,645)	11,090
Receipt in advance	-	(751)
Change in lease liability	(11,954)	-

Net cash used in operating activities	$(150,296)	$(34,866)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash from acquisition of subsidiary	$-	$999
Cash consideration paid for acquisition of SCQC	-	(165,605)

Net cash used in investing activities	$-	$(164,606)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceed from share issuance	114,000	40,000
Amount due to a director	26,964	226,211

Net cash provided by financing activities	$140,964	$266,211

Effect of exchange rate changes on cash and cash equivalents	$326	$412

Net (decrease) / increase in cash and cash equivalents	$(9,006)	$67,151
Cash and cash equivalents, beginning of period	84,541	10,091

CASH AND CASH EQUIVALENTS, END OF PERIOD	$75,535	$77,242

See accompanying notes to unaudited condensed consolidated financial statements.

YCQH AGRICULTURAL TECHNOLOGY CO. LTD

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021

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

Accounts Receivable are recognized and carried at the original invoice amount less an allowance for any uncollectible amounts. An estimate for doubtful accounts receivable is made when collection of the full amount is no longer probable. Bad debts are written off as identified. No allowance for doubtful accounts was made for the nine months ended September 30, 2021 and 2020.

Lease

The Company adopted the ASU No. 2016-02, on October 15, 2019 (date of inception). The Company leases office space for fixed periods pre-emptive extension options. The Company recognizes lease payments for its short-term lease on a straight-line basis over the lease term.

As of September 30, 2021, the Company have one operating lease of which lease liability is initially and subsequently measured at the present value of the unpaid lease payments at the lease commencement date. The right-of-use asset is initially measured at cost, which comprises the initial amount of the lease liability adjusted for lease payments made at or before the lease commencement date, plus any initial direct costs incurred less any lease incentives received. Costs associated with operating lease assets are recognized on a straight-line basis within operating expenses over the term of the lease.

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

Translation of amounts from the local currencies of the Company into US$ has been made at the following exchange rates for the respective periods:

	For the nine months ended September 30, 2021	For the nine months ended September 30, 2020
Period-end HK$ : US$1 exchange rate	7.75	7.75
Period-end CNY¥ : US$1 exchange rate	6.45	7.06
Period-average HK$ : US$1 exchange rate	7.75	7.75
Period-average CNY¥ : US$1 exchange rate	6.46	7.05

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

4. GOING CONCERN UNCERTAINTIES

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company suffered a loss of $ 152,041 for the nine months ended September 30, 2021 resulting in accumulated deficit of $ 245,470 and a working capital deficit of $ 87,310.

The Company’s cash position may not be significant enough to support the Company’s daily operations. While the Company believes in the viability of its strategy and in its ability to raise additional funds, there can be no assurances to that effect. The Company’s ability to continue as a going concern is dependent upon its ability to improve profitability and the ability to acquire funding through public offering. If funding from public offering is insufficient, then the Company shall rely on the financial support from its controlling shareholder.

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

Fair value of consideration (Cash paid) as of June 15, 2020	$165,605	¥1,169,996

Net book value of SCQC Agriculture Co. Limited Assets & Liabilities as of June 15, 2020:
Cash and cash equivalents	$999	¥7,058
Prepayments	165,145	1,166,746
Receipts in advance	(743)	(5,250)
Total net book value	$165,401	$1,168,554

Premium recognized as goodwill	$204	¥1,442
Goodwill impairment for the year ended December 31, 2020	(204)	(1,442)
Goodwill as of December 31, 2020	$-	¥-

6. INVENTORIES

As of September 30, 2021 and December 31, 2020, the Company inventories consist of following:

	As of September 30, 2021	As of December 31, 2020
Finished goods	$106,087	$70,598

Total inventories	$106,087	$70,598

No inventories allowance has been provided for the nine months ended September 30, 2021.

7. PREPAYMENT, DEPOSITS AND OTHER RECEIVABLES

As of September 30, 2021 and December 31, 2020, prepayment, deposits and other receivables consist of following:

	As of September 30, 2021	As of December 31, 2020
Deposits for Hong Kong Company Secretary	$13	$13
Prepayment for the purchase of Bio-Carbon-Based-Fertilizer	-	68,827
Employee advances	664	600
Rental prepayment	2,474	2,443
Transfer agent fee prepayment	4,101	-
Consulting fee prepayment	17,500	-
Total prepayment, deposits and other receivables	$24,752	$71,883

The nature of consulting fee is the provision of corporate management consultancy including corporate management, corporate development strategy, organization management, human resources management, and corporate culture development, for the fiscal year 2021.

8. OTHER PAYABLES AND ACCRUED LIABILITIES

As of September 30, 2021 and December 31, 2020, the Company other payables and accrued liabilities consist of following:

	As of September 30, 2021	As of December 31, 2020
Other payables	$51	$51
Accrued audit fee	10,000	21,645
Total other payables and accrued liabilities	$10,051	$21,696

9. AMOUNT DUE TO A DIRECTOR

	As of September 30, 2021	As of December 31, 2020
Amount due to a director	$266,989	$240,025

For the period ended September 30, 2021, our director, Ms. Wang Min, has further advanced expenses on behalf of the Company for a total of $26,964.

As of September 30, 2021, the Company has an outstanding payable to director of $266,989, which is unsecured and non-interest bearing with no fixed terms of repayment.

10. SHAREHOLDERS’ EQUITY

As of September 30, 2021 and December 31, 2020, the Company has 101,400,000 shares and 90,000,000 shares of common stock issued and outstanding, respectively.

During the nine months ended September 30, 2021, the Company issued an aggregated of 11,400,000 shares of its common stock at $0.01 per share for aggregate gross proceeds of $114,000.

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

The initial recognition of operating lease right and lease liability as follows:

December 31, 2020
Initial recognition of right-of-use assets, net	$32,237
Less: amortization	(1,538)
Right-of-use assets, net as of December 31, 2020	$30,699

Initial recognition of lease liability	32,237
Add: imputed interest	247
Less: principal repayment	(1,785)
Lease liability as of December 31, 2020	$30,699

As of September 30, 2021, operating lease right-of-use assets as follows:

Right-of-use assets, net as of December 31, 2020	$30,699
Amortization for the period ended September 30, 2021	(11,954)
Foreign exchange translation	369
Right-of-use assets, net as of September 30, 2021	$19,114

As of September 30, 2021, operating lease liability as follows:

Lease liability as of December 31, 2020	$30,699
Add: imputed interest for the period ended September 30, 2021	867
Less: gross repayment for the period ended September 30, 2021	(12,821)
Foreign exchange translation	369
Lease liability as of September 30, 2021	$19,114

Lease liability current portion	$16,644
Lease liability non-current portion	$2,470

Maturities of the loan for each of the five years and thereafter are as follows:
2021	$4,087
2022	15,027
$19,114

Other information:

Nine months ended September 30
2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flow to operating lease	$12,821
Remaining lease term for operating lease (years)	1.14
Weighted average discount rate for operating lease	4.75%

12. CONCENTRATION OF RISK

Customer Concentration

For the three months ended September 30, 2021, the Company generated total revenue of $6,266, of which three customers accounted for the Company’s entire revenue. For the three months ended September 30, 2020, the Company generated total revenue of $25,538, of which four customers accounted for the Company’s entire revenue.

	For the three months ended September 30
	2021	2020	2021	2020	2021	2020
	Revenues		Percentage of revenues		Accounts receivable, trade

Customer A	$-	$-	-%	-%	$-	$-
Customer B	-	-	-	-	-	-
Customer C	-	-	-	-	-	-
Customer D	2,286	-	36	-	-	-
Customer E	663	-	11	-	-	-
Customer F	3,317	3,551	53	14	-	-
Customer G	-	7,042	-	28	-	-
Customer H	-	7,652	-	30	-	-
Customer I		7,293		28	-	-
Total	$6,266	$25,538	100%	100%	$-	$-

For the nine months ended September 30, 2021, the Company generated total revenue of $65,958, of which six customers accounted for the Company’s entire revenue. For the nine months ended September 30, 2020, the Company generated total revenue of $25,538, of which four customers accounted for the Company’s entire revenue.

	For the nine months ended September 30
	2021	2020	2021	2020	2021	2020
	Revenues		Percentage of revenues		Accounts receivable, trade

Customer A	$41,392	$-	63	-%	$-	$-
Customer B	11,038	-	17	-	-	-
Customer C	5,519	-	8	-	-	-
Customer D	4,035	-	6	-	-	-
Customer E	662		1
Customer F	3,312	3,551	5	14	-	-
Customer G		7,042		28	-	-
Customer H	-	7,652	-	30	-	-
Customer I	-	7,293	-	28	-	-
Total	$65,958	$25,538	100%	100%	$-	$-

Vendor Concentration

For the three months ended September 30, 2021 and 2020, the Company incurred cost of revenue of $3,212 and $13,873 respectively, of which a single vendor accounted for entire cost of revenue for both periods.

	For the three months ended September 30
	2021	2020	2021	2020	2021	2020
	Cost of revenue		Percentage of Cost of revenue		Accounts payable, trade

Vendor A	$3,212	$13,873	100%	100%	$-	$-

Total	$3,212	$13,873	100%	100%	$-	$-

For the nine months ended September 30, 2021 and 2020, the Company incurred cost of revenue of $35,047 and $13,873 respectively, of which a single vendor accounted for entire cost of revenue for both periods.

	For the nine months ended September 30
	2021	2020	2021	2020	2021	2020
	Cost of revenue		Percentage of Cost of revenue		Accounts payable, trade

Vendor A	$35,047	$13,873	100%	100%	$-	$-

Total	$35,047	$13,873	100%	100%	$-	$-

13. INCOME TAXES

The Company being a United States entity is subjected to the United States federal income tax at 21%. No provision for income taxes in the United States has been made as the Company had no United States taxable income for the nine months ended September 30, 2021.

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

YCWB Agricultural Technology Co. Limited and SCQC Agriculture Co. Limited were incorporated in the PRC and with the company income tax rate of 25%. On top of company tax, PRC domestic sales are subjected to Value Added Tax typically at 3% for being a Small-Scale Taxpayer with PRC revenue less than CNY 5,000,000, which is levied on the invoiced value of sales and is payable by the purchaser for agricultural related product. YCWB enjoyed preferential VAT rate of 1%. The Company is required to remit the VAT it collects to the tax authority. A credit is available whereby VAT paid on purchases can be used to offset the VAT due on sales.

Effective and Statutory Rate Reconciliation

The effective tax rate in the periods presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates.

The following table summarizes a reconciliation of the Company’s income taxes expenses:

	For the nine months ended September 30
	2021	2020
Computed expected benefits	25%	25%
Effect of foreign tax rate difference	(3)%	(1)%
Tax losses not recognized	(22)%	(24)%
	-%	-%

	For the nine months ended September 30
	2021	2020
PRC statutory tax rate	25%	25%
Computed expected benefits	(38,010)	(14,820)
Effect of foreign tax rate difference	4,576	576
Tax losses not recognized	33,434	14,244
Income tax expense	-	-

The following table sets forth the significant components of the aggregate deferred tax assets of the Company as of September 30, 2021:

	As of September 30, 2021	As of December 31, 2020
Deferred tax assets:

Net operating loss carryforwards
- United States of America	$27,650	$6,559
- Hong Kong	375	266
- People Republic China	26,371	14,137

Less: valuation allowance	(54,396)	(20,962)
Deferred tax assets	$-	$-

Management believes that it is more likely than not that the deferred tax assets will not be fully realizable in the future. Accordingly, the Company provided for a full valuation allowance against its deferred tax assets of $54,396 as of September 30, 2021.

14. SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after September 30, 2021 up through the date the Company issued the financial statements. No subsequent events have occurred that would require recognition or disclosure in the financial statements.

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

Results of operations

Three months ended September 30, 2021 and 2020

The Company generated revenue in the amount of $6,266 for the three months ended September 30, 2021 while the cost of revenue for was $3,212, which resulted in gross profit of $3,054 and a margin of 48.74%.

The Company generated revenue in the amount of $25,538 for the three months ended September 30, 2020 while the cost of revenue was $13,873, which resulted in gross profit of $11,665 and a margin of 45.68%.

Management of the Company believes the fluctuation in revenue consider to be norm of business nature due to limited operational history and expect to stabilize over longer comparable periods and in future operation.

The general and administrative expenses for the three months ended September 30, 2021 and 2020 were $115,182 and $56,247 respectively, primarily related to salary and social contribution, storage and logistic expenses, lease expenses, audit fees and consultancy fees.

Increase in general and administrative expenses is primarily caused by increase in consultancy fee amounted $70,000, of which including provision of corporate management consultancy including corporate management, corporate development strategy, organization management, human resources management, and corporate culture development, for the fiscal year 2021. Of which, $52,500 were expensed for the reporting period while remaining $17,500 were capitalized as prepayment. The Company considers this expense to be operating in nature but unusual with low probability of recurring in near future.

As result, the Company incurred an operating loss of $112,128 and $ 44,582 for the three months ended September 30, 2021 and 2020, respectively.

Nine months ended September 30, 2021 and 2020

The Company generated revenue in the amount of $65,958 for the nine months ended September 30, 2021 while the cost of revenue for was $35,047, which resulted in gross profit of $30,911 and a margin of 46.86%.

The Company generated revenue in the amount of $25,538 for the nine months ended September 30, 2020 while the cost of revenue was $13,873, which resulted in gross profit of $11,665 and a margin of 45.68%.

The Company didn’t commence sales operation until July 2020, as such revenue for nine months ended September 30, 2020 only reflect the actual sales operation for three months which caused the difference between both periods and also explain the reason that revenue for both three and nine months ended September 30, 2021 is same.

The general and administrative expenses for the nine months ended September 30, 2021 and 2020 were $183,004 and $70,978 respectively, primarily related to salary and social contribution, storage and logistic expenses, lease expenses, audit fees and consultancy fees.

Increase in general and administrative expenses is primarily caused increase in consultancy fee amounted $70,000, of which including provision of corporate management consultancy including corporate management, corporate development strategy, organization management, human resources management, and corporate culture development, for the fiscal year 2021. Of which, $52,500 were expensed for the reporting period while remaining $17,500 were capitalized as prepayment. The Company consider this expense to be operating in nature but unusual with low probability of recurring in near future.

On top of that, the Company didn’t incur any lease expenses until commencement of lease for tenancy situated in Libao Building on November 2020, amounted to $12,821 for nine months ended September 30, 2021. Prior to that, the Company office space were provided by our Chief Executive Officer, Ms. Wang Min in International Technology Energy Saving Mansion for free. Same goes for salary and social contribution, which the Company didn’t incur any until June 2020, which caused additional $21,998 salary and social contribution expenses for nine months ended September 30, 2021, in comparison to nine months ended September 30, 2020.

The Company also incurred higher compliance expenses pursuant to SEC reporting requirement for financial review and audit, preparation of periodic and current report, transfer agent fee and filing fee which in aggregate account for additional $19,880.

Aforementioned incremental expenses sum up for additional $107,199 general and administrative expenses. Other than $52,500 consulting fee, all other incremental expenses are, in management opinion operational in nature and likely to recur in foreseeable future.

As result, the Company incurred an operating loss of $152,093 and $59,313 for the nine months ended September 30, 2021 and 2020, respectively.

Liquidity and Capital Resources

Nine months ended September 30, 2021 and 2020

Cash Used In Operating Activities

For the nine months ended September 30, 2021, the Company used $150,296 in operating activity, of which primarily consist of net loss, increase in inventories, decrease in other payables and accrued liabilities and reduction in lease liability contra by amortization and decrease in prepayment, deposits and other receivables.

For the nine months ended September 30, 2020, the Company used $34,866 in operating activity which was primarily comprised of net loss, increase in inventories and receipt in advance, contra by decrease in prepayment, deposits and other receivables, increase in other payables and goodwill written off.

Cash Used In Investing Activities

For the nine months ended September 30, 2021 and 2020, the Company used cash in investing activities were $0 and $164,606 respectively. The cash used in investing activities was primarily attributable to the consideration paid for acquisition of SCQC Agricultural Co. Limited.

Cash Provided by Financing Activities

For the nine months ended September 30, 2021, the Company has received cash provided by financing activities in the amount of $140,964 , of which consist of $26,964 advancement from director pertaining to expenses paid on behalf and $114,000 proceed pertaining to public offering.

For the nine months ended September 30, 2020, the Company realized cash provided by financing activities in the amount of 226,211, of which consist of proceed from issuance of share and loan from director.

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

The amount of cash denominated in RMB is approximately CNY90,441 (Equivalent to USD 14,029) as of September 30, 2021.

Off-balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders as of September 30, 2021.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer, of the effectiveness of our disclosure controls and procedures as of September 30, 2021. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our chief executive officer concluded that our disclosure controls and procedures were not effective. The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (i) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (ii) inadequate segregation of duties and effective risk assessment; (iii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines; and (iv) lack of internal audit function due to the fact that the Company lacks qualified resources to perform the internal audit functions properly and that the scope and effectiveness of the internal audit function are yet to be developed. The aforementioned material weaknesses were identified by our chief executive officer in connection with the review of our financial statements as of September 30, 2021.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2021. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of these controls.

As of September 30, 2021, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in 2013 and SEC guidance on conducting such assessments. Based on such evaluation, the Company’s management concluded that, during the period covered by this Report, our internal control over financial reporting were not effective due to the presence of material weaknesses.

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

Changes in Internal Control over Financial Reporting:

There were no changes in our internal control over financial reporting during the nine months ending September 30, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information.

None.

ITEM 6. Exhibits

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal executive officer

32.1	Section 1350 Certification of principal executive officer

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

YCQH Agricultural Technology Co. Ltd
(Name of Registrant)

Date: November 10, 2021

By:	/s/ Wang Min
Title:	Chief Executive Officer, President, Secretary, Treasurer, and Director (Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer)

-10-