Form 10-K
period 2021-12-31
YCQH Agricultural Technology Co. Ltd
filed 2022-03-31
CIK 1794276

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒ Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2021

☐ Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

Commission file number: 333-252500

YCQH AGRICULTURAL TECHNOLOGY CO. LTD

(Exact name of small business issuer as specified in its charter)

Nevada	2870	61-1948707
(State or other jurisdiction of incorporation or organization)	(Primary Standard Industrial Classification Number)	(IRS Employer Identification Number)

No. 1408, North District, Libao Building, Kehua North Road No. 62,

Wuhou District, Chengdu, Sichuan Province, China 610042.

(Address of principal executive offices and Zip Code)

(+86) 13981161812

(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

Securities registered under Section 12(g) of the Exchange Act

N/A

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.

Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company, “and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-accelerated Filer ☒	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act

☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.

☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

$514,000 as of June 30, 2021

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 31, 2022
Common Stock, $0.0001 par value	101,400,000

PART I

ITEM 1. BUSINESS

Forward-looking statements

Statements made in this Form 10-K that are not historical or current facts are “forward-looking statements” made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 (the “Act”) and Section 21E of the Securities Exchange Act of 1934. These statements often can be identified by the use of terms such as “may,” “will,” “expect,” “believe,” “anticipate,” “estimate,” “approximate” or “continue,” or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management’s best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

Financial information contained in this report and in our financial statements is stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

Company Overview

YCQH Agricultural Technology Co. Ltd, a Nevada corporation (“the Company”) was incorporated under the laws of the State of Nevada on October 15, 2019.

On October 15, 2019, Ms. Wang Min was appointed as President, Secretary, Treasurer, Chief Executive Officer, and Director.

On October 15, 2019, the Company issued 100,000 shares of restricted common stock, with a par value of $0.0001 per share, to Ms. Wang Min in consideration of $10. The $10 in proceeds went to the Company to be used as working capital. Ms. Wang Min serves as our Chief Executive Officer, President, Secretary, Treasurer and Director.

On November 28, 2019, the Company issued 49,900,000 shares of restricted common stock, with a par value of $0.0001 per share, to Ms. Wang Min in consideration of $4,990. The $4,990 in proceeds went to the Company to be used as working capital.

On January 1, 2020 the Company issued 40,000,000 shares of restricted common stock to a total of ten foreign shareholders, with each having purchased 4,000,000 shares of common stock at a purchase price of $0.001 per share. The $40,000 in proceeds went to the Company to be used as working capital.

In regards to all of the above transactions we claim an exemption from registration afforded by Section 4a(2) and/or Regulation S of the Securities Act of 1933, as amended (“Regulation S”) due to the fact that all sales of stock were made to non-U.S. persons (as defined under Rule 902 section (k)(2)(i) of Regulation S), pursuant to offshore transactions, and no directed selling efforts were made in the United States by the issuer, a distributor, any of their respective affiliates, or any person acting on behalf of any of the foregoing.

On December 16, 2019, the Company, acquired 100% of YCQH Holding Limited, herein referred as “YCQH Seychelles,” a company incorporated in the Republic of Seychelles, from Ms. Wang Min in consideration of $1. That same day YCQH Seychelles acquired YCQH Agricultural Technology Co. Limited, a company incorporated in Hong Kong, herein referred as the “YCQH HK,” from Ms. Wang Min in consideration of HKD100 (equivalent to approximately $13 as of the date of this Registration Statement).

On December 10, 2019, YCQH HK incorporated YCWB Agricultural Technology Co. Limited, a wholly owned foreign enterprise, in Sichuan Province, China, herein referred as “YCWB,” with Ms. Wang Min as the legal representative.

On June 15, 2020 YCWB acquired SCQC Agricultural Co. Limited., herein referred as “SCQC,” a company incorporated in Sichuan Province, China. YCWB acquired SCQC Agricultural Co. Limited from Mr. Luo Xu in consideration of CNY1,169,996 (equivalent to about $165,605 as of the date of acquisition).

The Company and all its subsidiaries share the same address and maintain physical office space at No. 1408, North District, Libao Building, Kehua North Road No. 62, Wuhou District, Chengdu, Sichuan Province, China 610042. SCQC entered into tenancy agreement with a third party landlord to rent the aforementioned physical office space on November 11, 2020 with an effective period of two years commencing on November 23, 2020 and extending to November 22, 2022 at CNY 9,200 per month, payable on quarterly basis.

Prior to the aforementioned tenancy agreement, the Company and all its subsidiaries shared the same address and maintained physical office space at Building B, Floor 20, Chengdu International Technology Energy Saving Mansion, No. 89 Cuihua Rd, Chengdu Hi-Tech Zone, Chengdu, Sichuan Province, China. Our office space at this location was provided to us rent free by our Chief Executive Officer, Ms. Wang Min.

Our corporate structure is as follows:

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

Bio-carbon-based-fertilizer, BCBF

Business Model

The Company previously sources all supply of BCBF from an independent single supplier and doesn’t have any definitive plan to continue to source from such supplier or any other alternative. The Company believes current stock level is sufficient to cover next 12 months sales demand.

The Company adopts what is commonly referred to as a virtual network business structure, as the Company only maintains internal procurement, sales and marketing, operational, accounting and finance functions. We rely entirely on an independent third party for other crucial functions, such as production and packaging, storage, courier inward and outward. It is our belief that this business structure empowers the Company with a higher degree of flexibility to exploit market opportunity, but it is also difficult to ascertain the quality of BCBF sourced and stored externally. Confidentiality of information, such as the identity of customers, is also at risk because such information is shared amongst designated warehouses, the responsibility of which is discussed below.

Procurement Order and Courier Inward

As per our practices with previous supplier, the Company, through subsidiary SCQC, has prepaid a mutually agreed upon deposit to the supplier. Upon placing an order with the supplier, they will either move to production of the requested BCBF or, if stock is readily available, they will ship the requested amount to designated warehouse operate and owned by third party (herein referred as the “Warehouser”).

Shipment costs are borne solely by SCQC, while any remaining outstanding payable balance to supplier, if not covered by the deposit to the supplier, shall be settled upon arrival of products.

The Company believes, for future procurement with alternate supplier is highly likely to follow this pattern of procurement order.

Storage, Dispatch Order and Courier Outward

Upon the arrival of BCBF, Warehouser shall examine the condition and quantity of BCBF based upon instructions provided by SCQC. If the BCBF meets quality standards, they will unload the BCBF from the supplier’s logistic vehicle and will proceed to store the BCBF. Warehouser bears responsibility to ensure that the condition of the warehouse is optimal for storage.

Upon receiving dispatch orders from SCQC, the warehouse personnel shall be responsible to deliver BCBF to customers’ location, as designated by SCQC and to subsequently collect a receipt from SCQC customers.

Sales and Marketing

The Company, through SCQC, retails and wholesales BCBF, primarily to farmers. We rely upon sales and marketing personnel at present, and it is our intention to establish product branding and a positive reputation which will allow us to grow beyond internal sales and marketing. On top of existing sales personnel, the Company also intends to capitalize on customer connections through a referral program which rewards referring customers with discounts. All such plans pertaining to the referral program remain in development, and we cannot state with any level of specificity when they will move beyond the planning stages.

Generally, retail and wholesale customers are not entitled for a credit term, the only difference is that for retail customers all payments must be settled immediately upon placing the order, at which point SCQC will issue a dispatch order to the warehouse. Whereas for wholesale customers, a deposit can be made upon placing the order and the remaining balance is to be settled upon delivery of BCBF. However, in certain cases, or from time to time at the discretion of Management, SCQC may grant customers a certain credit term if they believe it to be beneficial to the performance and business sustainability of the Company in the long term.

Employees and Function

The Company has 6 employees. All of them work on a full-time basis, including our director, Ms. Wang Min. The Company provides benefits to each employee excluding sales, marketing and after sales service department employee, in the form of $40 travelling allowance per month and a $40 telecommunication allowance per month. Additionally, the Company maintains mandatory social security for pensions, medical, unemployment, work-related injury and maternity insurance. The Company segregates individual employees in accordance to function as displayed below:

Functions	Number of Employees
Management	1
Sales, Marketing, and After Sales Service	2
Accounting, Finance, and Internal Operation	3
Total	6

Competition

Overall, the competitive environment of China’s fertilizer industry is very tense despite its market size. The Company competes with other manufacturers, distributors, wholesalers such as China Green Agriculture, Inc. (NYSE: CGA), Sinofert Holdings Limited (HKG: 0297) and Xinyangfeng Agricultural Technology Co Ltd (SHE: 000902). These competitors possess significantly greater financial and non-financial resources, manufacturing capacity, well established business models and distribution channels and branding.

At present, the Company relies entirely on its existing relationship with customers in order to function within this competitive fertilizer industry. However, despite intensive competition our director is confident to develop and enlarge our market share in China.

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our principal executive office is located at No. 1408, North District, Libao Building, Kehua North Road No. 62, Wuhou District, Chengdu, Sichuan Province, China 610042.

SCQC entered into tenancy agreement with a third-party landlord to rent the aforementioned physical office space on November 11, 2020 with an effective period of two years commencing on November 23, 2020 and extending to November 22, 2022 at CNY 9,200 per month, payable on quarterly basis.

ITEM 3. LEGAL PROCEEDINGS

As of the date hereof, we know of no material pending legal proceedings against to which we or any of our subsidiaries is a party or of which any of our property is the subject. There are no proceedings in which any of our directors, executive officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest. From time to time, we may be subject to various claims, legal actions and regulatory proceedings arising in the ordinary course of business.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The Company sole class of common equity is currently quoted under OTC Markets Pink Sheet under symbol YCQH since December 10, 2021. The Company believes that we do not have an established public trading market and we cannot assure you that there will be any liquidity for our common stock in the future and such quotation reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Fiscal Year 2021	High Bid	Low Bid
First Quarter	$-	$-
Second Quarter	$-	$-
Third Quarter	$-	$-
Fourth Quarter	$0.07	$0.07

Fiscal Year 2020	High Bid	Low Bid
First Quarter	$-	$-
Second Quarter	$-	$-
Third Quarter	$-	$-
Fourth Quarter	$-	$-

Dividend

No cash dividends were paid on our shares of common stock during the fiscal year ended December 31, 2021 and 2020. We have not paid any cash dividends since our inception on October 15, 2019 and we currently have no plans to pay such dividends. Our board of directors currently intends to retain all earnings for use in the business for the foreseeable future.

Holder

The Company has issued and outstanding common shares of 101,400,000 common shares with 66 shareholders as of March 31, 2022. There are no outstanding options or warrants or securities that are convertible into shares of common stock.

Securities Authorized for Issuance under Equity Compensation Plans

We do not have in effect any compensation plans under which our equity securities are authorized for issuance.

Recent Sales of Unregistered Securities

On October 15, 2019, the Company issued 100,000 shares of restricted common stock, with a par value of $0.0001 per share, to Ms. Wang Min in consideration of $10. The $10 in proceeds went to the Company to be used as working capital.

On November 28, 2019, the Company issued 49,900,000 shares of restricted common stock, with a par value of $0.0001 per share, to Ms. Wang Min in consideration of $4,990. The $4,990 in proceeds went to the Company to be used as working capital.

On January 1, 2020 the Company issued 40,000,000 shares of restricted common stock to a total of ten foreign shareholders, with each having purchased 4,000,000 shares of common stock at a purchase price of $0.001 per share. The $40,000 in proceeds went to the Company to be used as working capital.

In regards to all of the above transactions we claim an exemption from registration afforded by Section 4a(2) and/or Regulation S of the Securities Act of 1933, as amended (“Regulation S”) due to the fact that all sales of stock were made to non-U.S. persons (as defined under Rule 902 section (k)(2)(i) of Regulation S), pursuant to offshore transactions, and no directed selling efforts were made in the United States by the issuer, a distributor, any of their respective affiliates, or any person acting on behalf of any of the foregoing.

Use of Proceeds from Registered Securities

The Company initial registration statement filed under Securities Act 1933 were declared effective on June 25, 2021 (herein referred as “registration statement”) with commission file number 333-252500 assigned to such registration statement with a maximum offering of 20,000,000 shares at $0.01 per share for a maximum proceed of $200,000, excluding selling shareholders. The Company completed initial public offering on August 31, 2021, issuing 11,400,000 shares of common stock at $0.01 per share for a total and net proceed from offering of $114,000. Breakdown of offering for issuer and selling shareholders as following:

Class of Securities	Amount Registered	Aggregate Price of Offering Amount Registered	Amount Sold	Aggregate Offering Price of the Amount sold to date
Company	$200,000	$0.01	$114,000	$0.01
Wang Min	$50,000	$0.01	-	$0.01
Wang GuangLiang	$4,000	$0.01	-	$0.01
Jin Feng	$4,000	$0.01	-	$0.01
Wang LiLing	$4,000	$0.01	-	$0.01
Yao XuYi	$4,000	$0.01	-	$0.01
Jiang MinZhen	$4,000	$0.01	-	$0.01
Ou ShanKang	$4,000	$0.01	-	$0.01
Huang SongPing	$4,000	$0.01	-	$0.01
Chen Bo	$4,000	$0.01	-	$0.01
Fu LiPing	$4,000	$0.01	-	$0.01
Zhang YaEr	$4,000	$0.01	-	$0.01

The offering was conducted on self-underwritten best effort basis by our Director, Ms. Wang Min, no underwriting discounts and commissions, finders’ fee and any other similar expenses have been incurred pertaining to such offering. The proceed from offering has been fully utilized as following:

Nature of Expense	Actual Net Offering Proceeds Used in Six Months	Actual Net Offering Proceeds Used in Six Months (Percentage)	Use of Proceeds Disclosed in Registration Statement intended for Twelve Months (Percentage)	Discrepancy (Percentage)
Compliance and Reporting Expenses	$26,750	23.46%	30.00%	6.54%
Offering Expenses	$26,000	22.81%	40.00%	17.19%
General and Administrative Expenses	$61,250	53.73%	20.00%	(33.73)%
Salary and Social Insurance Expenses	-	-	10.00%	10.00%
Total	$114,000	100.00%	100.00%	-

Aforementioned actual of net offering proceeds are intended to serve for 12 months expenditure from the effectiveness of Registration Statement but was fully utilized after 6 months, up to December 31, 2021. Due to inexperience in managing public company, the Company relied on external professional parties to prepare report in compliance with Securities Exchange Act 1934, as such compliance and reporting expenses is close to 12 months use of proceeds budget despite 6 months down. while offering expenses is fairly close to use of proceed disclosed in Registration Statement.

Actual general and administrative expenses has substantially exceeded use of proceed disclosed in Registration Statement as the Company has allocated a substantial portion of use of proceed for the payment of consulting fee to unrelated third party for the provision of corporate management consultancy including corporate management, corporate development strategy, organization management, human resources management, and corporate culture development, for the fiscal year 2021. In absence of such consulting fee, general and administrative expenses should be fairly close to use of proceed disclosed in Registration Statement.

The Company rely on internal generate funds from revenue and advances from director for the payment of salary and social insurance expenses, as all use of proceeds from public offering was fully utilized. All of aforementioned expenses were direct payment to non-related third party service provider.

ITEM 6. RESERVED

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations for the years ended December 31, 2021 and 2020 should be read in conjunction with the Financial Statements and corresponding notes included in this Annual Report on Form 10-K. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations, and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Risk Factors and Special Note Regarding Forward-Looking Statements in this report. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” “target”, “forecast” and similar expressions to identify forward-looking statements.

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

Results of operations

Years ended December 31, 2021 and 2020

Revenue increased from $68,264 for the year ended December 31, 2020 to $105,317 for the year ended December 31, 2021 for $37,053 or 54%.

Cost of revenue increased from $36,789 for the year ended December 31, 2020 to $57,178 for the year ended December 31, 2021 for $20,125 or 55%.

As result, the Company enjoyed a higher gross profit, $48,319 for the year ended December 31, 2021 compared to $31,475 for the year ended December 31, 2020 or 53%.

The general and administrative expenses for the year ended December 31, 2021 and 2020 were $270,307 and $121,258 respectively, primarily related to salary and social contribution, storage and logistic expenses, lease expenses, audit fees and consultancy fees.

Increase in general and administrative expenses is primarily caused by increase in consultancy fee amounted $70,000, of which including provision of corporate management consultancy including corporate management, corporate development strategy, organization management, human resources management, and corporate culture development, for the fiscal year 2021.

As result, the Company incurred an operating loss of $222,108 and $89,732 for years ended December 31, 2021 and 2020, respectively.

Liquidity and Capital Resources

Years ended December 31, 2021 and 2020

Cash Used In Operating Activities

For the year ended December 31, 2021, the Company used $161,812 in operating cash flow, of which primarily consist of net loss and increased in inventories, offsetting by decreased in prepayment and increased in other payables.

For the year ended December 31, 2020, the Company used $34,256 in operating cash flow, of which primarily consist of net loss and increased in inventories, offsetting by decreased in prepayment and increased in other payables.

Cash Used In Investing Activities

For the year ended December 31, 2021, the Company doesn’t not have any investing activities affecting cash position.

For the year ended December 31, 2020, the Company used cash in investing activities were $164,606, primarily attributable to the consideration paid for acquisition of SCQC Agricultural Co. Limited.

Cash Provided by Financing Activities

For the year ended December 31, 2021, the Company realized cash provided by financing activity in the amount of $109,891, of which consist of proceed from issuance of share offsetting by repayment to director.

For the year ended December 31, 2020, the Company realized cash provided by financing activity in the amount of $271,223, of which consist of proceed from issuance of share and loan from director.

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

The amount of cash denominated in RMB is approximately CNY11,367 (Equivalent to USD 1,789) as of December 31, 2021.

Off-balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders as of December 31, 2021.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable to smaller reporting companies.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of YCQH Agricultural Technology Co. Ltd:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of YCQH Agricultural Technology Co. Ltd together with its subsidiaries (“the Company”) as of December 31, 2021, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

Going concern uncertainty

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4 to the financial statements, the Company incurred loss of $222,108 for the year ended December 31, 2021 resulting in accumulated deficit of $315,537 and a working capital deficit of $154,077 that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 4. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Emphasis of Matter

The Company has significant transactions with a director, which are described in Note 9 to the financial statements. Transactions involving related party cannot be presumed to be carried out on an arm’s length basis, as the requisite conditions of competitive, free market dealings may not exist.

/s/ Onestop Assurance PAC

We have served as the Company’s auditor since 2021.

Singapore

March 31, 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of YCQH Agricultural Technology Co. Ltd:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of YCQH Agricultural Technology Co. Ltd together with its subsidiaries (“the Company”) as of December 31, 2020 and December 31, 2019, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and December 31, 2019, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

Going concern uncertainty

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4 to the financial statements, the Company incurred loss of $89,732 for the year ended December 31, 2020 resulting in accumulated deficit of $93,429 and a working capital deficit of $50,560 that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 4. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Emphasis of Matter

The Company has significant transactions with a director, which are described in Note 9 to the financial statements. Transactions involving related party cannot be presumed to be carried out on an arm’s length basis, as the requisite conditions of competitive, free market dealings may not exist.

/s/ Audit Alliance LLP

We have served as the Company’s auditor since 2020.

Singapore

March 31, 2021

YCQH AGRICULTURAL TECHNOLOGY CO. LTD

AUDITED CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2021 AND 2020

(Currency expressed in United States Dollars (“US$”), except for number of shares or otherwise stated)

	As of December 31, 2021	As of December 31, 2020

ASSETS
Current assets
Cash and cash equivalents	$33,038	$84,541
Inventories	85,321	70,598
Prepayment, deposits and other receivables	3,139	71,883
Total current assets	121,498	227,022

Non-current Assets
Right-of-use assets, net	$15,243	$30,699
Total non-current assets	15,243	30,699

TOTAL ASSETS	$136,741	$257,721

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Other payables and accrued liabilities	$24,815	$21,696
Amount due to a director	235,517	240,025
Lease liability – current portion	15,243	15,861
Total current liabilities	$275,575	$277,582

Non-current liabilities
Lease liability – non-current portion	$-	$14,838
Total non-current liabilities	-	14,838

TOTAL LIABILITIES	$275,575	$292,420

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.0001 par value; 200,000,000 shares authorized; 0 issued and outstanding		-
Common stock, $ 0.0001 par value; 800,000,000 shares authorized; 101,400,000 shares and 90,000,000 shares of common stock issued and outstanding as of December 31, 2021 and 2020, respectively	$10,140	$9,000
Additional paid-in capital	148,860	36,000
Accumulated other comprehensive income	17,703	13,730
Accumulated deficit	(315,537)	(93,429)

TOTAL STOCKHOLDERS’ DEFICIT	$(138,834)	$(34,699)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$136,741	$257,721

See accompanying notes to consolidated financial statements.

YCQH AGRICULTURAL TECHNOLOGY CO. LTD

AUDITED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR YEARS ENDED DECEMBER 31, 2021 AND 2020

(Currency expressed in United States Dollars (“US$”), except for number of shares or otherwise stated)

	Year ended December 31, 2021	Year ended December 31, 2020

REVENUE	105,317	$68,264

COST OF REVENUE	(57,178)	(36,789)

GROSS PROFIT	48,139	$31,475

OPERATING EXPENSES
General and administrative	(270,307)	(121,258)

LOSS FROM OPERATION BEFORE INCOME TAX	(222,168)	(89,783)

INTEREST INCOME	60	51

LOSS BEFORE INCOME TAX	(222,108)	$(89,732)

INCOME TAX EXPENSES	-	-

NET LOSS	(222,108)	$(89,732)

Other comprehensive income:
- Foreign currency translation income	3,973	13,730

TOTAL COMPREHENSIVE LOSS	(218,135)	$(76,002)

NET LOSS PER SHARE, BASIC AND DILUTED	(0.00)	(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED	94,532,787	90,000,000

See accompanying notes to consolidated financial statements.

YCQH AGRICULTURAL TECHNOLOGY CO. LTD

AUDITED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

FOR YEARS ENDED DECEMBER 31, 2021 AND 2020

(Currency expressed in United States Dollars (“US$”), except for number of shares or otherwise stated)

	Common Stock					Total
	NUMBER OF Shares	Amount	Additional Paid-in Capital	Accumulated DEFICIT	Accumulated comprehensive INCOME	STOCKHOLDERS’ EQUITY/ (DEFICIT)
Balance as of December 31, 2019	50,000,000	$5,000	$-	$(3,697)	$-	$1,303
Private placement	40,000,000	4,000	36,000	-	-	40,000
Net loss for the year	-	-	-	(89,732)	-	(89,732)
Foreign currency translation	-	-	-	-	13,730	13,730
Balance as of December 31, 2020	90,000,000	$9,000	$36,000	$(93,429)	$13,730	$(34,699)
Initial public offering	11,400,000	1,140	112,860	-	-	114,000
Net loss for the year	-	-	-	(222,108)	-	(222,108)
Foreign currency translation	-	-	-	-	3,973	3,973
Balance as of December 31, 2021	101,400,000	10,140	148,860	(315,537)	17,703	(138,834)

See accompanying notes to consolidated financial statements

YCQH AGRICULTURAL TECHNOLOGY CO. LTD

AUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR YEARS ENDED DECEMBER 31, 2021 AND 2020

(Currency expressed in United States Dollars (“US$”), except for number of shares or otherwise stated)

	Year Ended December 31, 2021	Year Ended December 31, 2020

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(222,108)	$(89,732)

Adjustments to reconcile net profit to net cash used in operating activities:
Goodwill written off	-	204
Amortization	16,088	1,457

Changes in operating assets and liabilities:
Inventories	(12,633)	(66,887)
Prepayment, deposits and other receivables	69,811	101,228
Other payables and accrued liabilities	3,118	21,693
Receipt in advance	-	(762)
Change in lease liability	(16,088)	(1,457)

Net cash used in operating activities	$(161,812)	$(34,256)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash from acquisition of subsidiary	$-	$999
Cash consideration paid for acquisition of SCQC	-	(165,605)

Net cash used in investing activities	$-	$(164,606)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceed from share issuance	$114,000	$40,000
Amount due to director	(4,109)	231,223

Net cash provided by financing activities	$109,891	$271,223

Effect of exchange rate changes on cash and cash equivalents	$418	$2,089

Net increase in cash and cash equivalents	$(51,503)	$74,450
Cash and cash equivalents, beginning of year	84,541	10,091

CASH AND CASH EQUIVALENTS, END OF YEAR	$33,038	$84,541

SUPPLEMENTAL CASH FLOWS INFORMATION
Cash paid for income taxes	$-	$-
Cash paid for interest paid	$-	$-

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Right-of-use assets obtained in exchange for operating lease obligations	$-	$30,699

See accompanying notes to consolidated financial statements.

YCQH AGRICULTURAL TECHNOLOGY CO. LTD

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR YEARS ENDED DECEMBER 31, 2021 AND 2020

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

Accounts Receivable are recognized and carried at the original invoice amount less an allowance for any uncollectible amounts. An estimate for doubtful accounts receivable is made when collection of the full amount is no longer probable. Bad debts are written off as identified. No allowance for doubtful accounts was made for both years ended December 31, 2021 and 2020.

Lease

The Company adopted the ASU No. 2016-02, on October 15, 2019 (date of inception). The Company leases office space for fixed periods pre-emptive extension options. The Company recognizes lease payments for its short-term lease on a straight-line basis over the lease term.

As of December 31, 2021, the Company have one operating lease of which lease liability is initially and subsequently measured at the present value of the unpaid lease payments at the lease commencement date. The right-of-use asset is initially measured at cost, which comprises the initial amount of the lease liability adjusted for lease payments made at or before the lease commencement date, plus any initial direct costs incurred less any lease incentives received. Costs associated with operating lease assets are recognized on a straight-line basis within operating expenses over the term of the lease.

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

Translation of amounts from the local currencies of the Company into US$ has been made at the following exchange rates for the respective periods:

	For the year ended December 31, 2021	For the year ended December 31, 2020
Period-end HK$ : US$1 exchange rate	7.75	7.75
Period-end CNY¥ : US$1 exchange rate	6.36	6.53
Period-average HK$ : US$1 exchange rate	7.75	7.75
Period-average CNY¥ : US$1 exchange rate	6.44	6.89

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

4. GOING CONCERN UNCERTAINTIES

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company suffered a loss of $222,108 for the year ended December 31, 2021 resulting in accumulated deficit of $315,537 and a working capital deficit of $154,077.

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

Fair value of consideration (Cash paid) as of June 15, 2020	$165,605	¥1,169,996

Net book value of SCQC Agriculture Co. Limited Assets & Liabilities as of June 15, 2020:
Cash and cash equivalents	$999	¥7,058
Prepayments	165,145	1,166,746
Receipts in advance	(743)	(5,250)
Total net book value	$165,401	$1,168,554

Premium recognized as goodwill	$204	¥1,442
Goodwill impairment for the year ended December 31, 2020	(204)	(1,442)
Goodwill as of December 31, 2020	$-	¥-

6. INVENTORIES

As of December 31, 2021 and 2020, the Company inventories consist of following:

	As of December 31, 2021	As of December 31, 2020
Finished goods	$85,321	$70,598

Total inventories	$85,321	$70,598

No inventories allowance has been provided for years ended December 31, 2021 and 2020.

7. PREPAYMENT, DEPOSITS AND OTHER RECEIVABLES

As of December 31, 2021 and 2020, prepayment, deposits and other receivables consist of following:

	As of December 31, 2021	As of December 31, 2020
Deposits for Hong Kong Company Secretary	$13	$13
Prepayment for the purchase of Bio-Carbon-Based-Fertilizer	-	68,827
Employee advances	617	600
Rental prepayment	2,509	2,443
Total prepayment, deposits and other receivables	$3,139	$71,883

The nature of consulting fee is the provision of corporate management consultancy including corporate management, corporate development strategy, organization management, human resources management, and corporate culture development, for the fiscal year 2021.

8. OTHER PAYABLES AND ACCRUED LIABILITIES

As of December 31, 2021 and 2020, the Company other payables and accrued liabilities consist of following:

	As of December 31, 2021	As of December 31, 2020
Other payables	$70	$51
Accrued audit fee	16,645	21,645
Accrued professional fee	8,100
Total other payables and accrued liabilities	$24,815	$21,696

9. AMOUNT DUE TO A DIRECTOR

	As of December 31, 2021	As of December 31, 2020
Amount due to a director	$235,517	$240,025

For the year ended December 31, 2021, the Company repaid $4,508 to our director, Ms. Wang Min.

As of December 31, 2021, the Company has an outstanding payable to director of $235,517, which is unsecured and non-interest bearing with no fixed terms of repayment.

10. SHAREHOLDERS’ EQUITY

As of December 31, 2021 and 2020, the Company has 101,400,000 shares and 90,000,000 shares of common stock issued and outstanding, respectively.

During the year ended December 31, 2021, the Company issued an aggregated of 11,400,000 shares of its common stock at $0.01 per share for aggregate gross proceeds of $114,000.

The Company has 800,000,000 shares of commons stock and 200,000,000 shares of preference stock authorized, no share of preference stock issued and outstanding.

11. LEASE RIGHT-OF-USE ASSET AND LEASE LIABILITIES

On November 11, 2020, the management of the Company through indirect wholly owned subsidiary SCQC Agriculture Co. Limited enter into a tenancy agreement to rent an office with an area of approximate 133 square meter for monthly rental of CNY9,200 (approximate $1,429) for a period of two years.

The initial recognition of operating lease right and lease liability as follows:

December 31, 2020
Initial recognition of right-of-use assets, net	$32,237
Less: amortization	(1,538)
Right-of-use assets, net as of December 31, 2020	$30,699

Initial recognition of lease liability	32,237
Add: imputed interest	247
Less: principal repayment	(1,785)
Lease liability as of December 31, 2020	$30,699

As of December 31, 2021, operating lease right-of-use assets as follows:

Right-of-use assets, net as of December 31, 2020	$30,699
Amortization for the year ended December 31, 2021	(16,088)
Foreign exchange translation	632
Right-of-use assets, net as of December 31, 2021	$15,243

As of December 31, 2021, operating lease liability as follows:

Lease liability as of December 31, 2020	$30,699
Add: imputed interest for the year ended December 31, 2021	1,064
Less: gross repayment for the year ended December 31, 2021	(17,152)
Foreign exchange translation	632
Lease liability as of December 31, 2021	$15,243

Lease liability current portion	$15,243
Lease liability non-current portion	$-

Maturities of the loan for each of the five years and thereafter are as follows:
2022	$15,243

Other information:

Year ended December 31, 2021

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flow to operating lease	$17,152
Remaining lease term for operating lease (years)	0.89
Weighted average discount rate for operating lease	4.75%

12. CONCENTRATION OF RISK

Customer Concentration

For the year ended December 31, 2021, the Company generated total revenue of $105,317, of which three customers accounted for 70% the Company’s revenue.

For the year ended December 31, 2020, the Company generated total revenue of $68,264, of which five customers accounted for 72% of the Company’s revenue.

	For years December 31
	2021	2020	2021	2020	2021	2020
	Revenues		Percentage of revenues		Accounts receivable, trade

Customer A	$44,686	$-	42%	-%	$-	$-
Customer B	17,720	-	17	-	-	-
Customer C	11,075	-	11	-	-	-
Customer D	-	12,932	-	19	-	-
Customer E	-	11,317	-	17	-	-
Customer F	-	10,288	-	15	-	-
Customer G	-	7,759	-	11	-	-
Customer H	-	7,141	-	10	-	-
Total	$73,481	$49,437	70%	72%	$-	$-

Vendor Concentration

For the year ended December 31, 2021, the Company incurred cost of revenue of $57,178 solely accounted by single vendor.

For the year ended December 31, 2020, the Company incurred cost of revenue of $36,789 solely accounted by single vendor.

	For year ended December 31
	2021	2020	2021	2020	2021	2020
	Cost of revenue		Percentage of Cost of revenue		Accounts payable, trade

Vendor A	$57,178	$36,789	100%	100%	$-	$-

Total	$57,178	$36,789	100%	100%	$-	$-

13. INCOME TAXES

The Company being a United States entity is subjected to the United States federal income tax at 21%. No provision for income taxes in the United States has been made as the Company had no United States taxable income for years ended December 31, 2021 and 2020.

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

YCWB Agricultural Technology Co. Limited and SCQC Agriculture Co. Limited were incorporated in the PRC and with the company income tax rate of 25%. On top of company tax, PRC domestic sales are subjected to Value Added Tax (“VAT”) typically at 3% for being a Small-Scale Taxpayer with PRC revenue less than CNY 5,000,000, which is levied on the invoiced value of sales and is payable by the purchaser for agricultural related product. YCWB enjoyed preferential VAT rate of 1%. The Company is required to remit the VAT it collects to the tax authority. A credit is available whereby VAT paid on purchases can be used to offset the VAT due on sales.

Effective and Statutory Rate Reconciliation

The effective tax rate in the periods presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates.

The following table summarizes a reconciliation of the Company’s income taxes expenses:

	For years ended December 31
	2021	2020
Computed expected benefits	25%	25%
Effect of foreign tax rate difference	(3)%	(2)%
Tax losses not recognized	(22)%	(23)%
	-%	-%

	For years ended December 31
	2021	2020
PRC statutory tax rate	25%	25%
Computed expected benefits	(55,527)	(22,433)
Effect of foreign tax rate difference	7,330	1,868
Tax losses not recognized	48,197	20,565
Income tax expense	-	-

The following table sets forth the significant components of the aggregate deferred tax assets of the Company as of December 31, 2021 and 2020:

	As of December 31, 2021	As of December 31, 2020
Deferred tax assets:

Net operating loss carryforwards
- United States of America	$41,489	$6,559
- Hong Kong	433	266
- People Republic China	27,238	14,137

Less: valuation allowance	(69,195)	(20,962)
Deferred tax assets	$-	$-

Management believes that it is more likely than not that the deferred tax assets will not be fully realizable in the future. Accordingly, the Company provided for a full valuation allowance against its deferred tax assets of $69,195 as of December 31, 2021.

14. SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after December 31, 2021 up through the date the Company issued the financial statements. No subsequent events have occurred that would require recognition or disclosure in the financial statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES

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

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer, of the effectiveness of our disclosure controls and procedures as of December 31, 2021. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our chief executive officer concluded that our disclosure controls and procedures were not effective. The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties and effective risk assessment; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines; and (4) lack of internal audit function due to the fact that the Company lacks qualified resources to perform the internal audit functions properly and that the scope and effectiveness of the internal audit function are yet to be developed. The aforementioned material weaknesses were identified by our chief executive officer in connection with the review of our financial statements as of December 31, 2021.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of these controls.

Changes in Internal Controls over Financial Reporting

There was no change in the Company’s internal control over financial reporting period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The name, address, age and titles of our executive officers and directors are as follows:

NAME	AGE	POSITION
Wang Min	38	Chief Executive Officer, President, Secretary, Treasurer, Director

Wang Min – Chief Executive Officer, President, Secretary, Treasurer, Director

Ms. Wang Min received a degree in music from SiChuan Conservatory of Music, China in June 2007.

Ms. Wang is our founder and serves as our Chief Executive Officer, President, Secretary, Treasurer and Director since October 2019. Ms. Wang is primarily responsible for directing the growth, business expansion, financial, and operation affairs of the Company. Ms. Wang has more than 10 years of experience in the senior management roles in various relevant industries.

From October 2007 to September 2013, Ms. Wang worked for China Mobile Limited (HKG: 0941), a Chinese state-owned company that provides mobile voice and multimedia services through its nationwide mobile telecommunications network across mainland China and Hong Kong, as a Sales and Marketing Manager specializing in distribution channel management. From June 2014 to April 2017, Ms. Wang worked for Xinmandi Real Estate Co., Ltd, a property development and management company, as the assistant to Chairman. From November 2017 to December 2018, Ms. Wang worked for Chengdu Yichuang Xinrong Enterprise Management Co., Ltd, a corporate management advisory company, as the Deputy General Manager.

In January 2019, Ms. Wang founded, and to this date remains as a Chairperson with, Sichuan Yaocheng Qinghui Agrotech Co., Ltd, an agriculture technology company.

In October 2019, Ms. Wang founded YCQH Agricultural Technology Co. Ltd, and serves as our Chief Executive Officer, President, Secretary, Treasurer and Director.

Family Relationships

There are no family relationships between any director or executive officer of the Company.

Involvement in Certain Legal Proceedings

Our Director and our Executive Officer have not been involved in any of the following events during the past ten years:

1.	bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;
2.	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);
3.	being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his/her involvement in any type of business, securities or banking activities; or
4.	being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.
5.	Such person was found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;
6.	Such person was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;
7.	Such person was the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:(i) Any Federal or State securities or commodities law or regulation; or(ii) Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or(iii) Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or
8.	Such person was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Independence of Directors

We are not required to have independent members on our Board of Directors, and do not anticipate having independent Directors until such time as we are required to do so.

Code of Ethics

We have not adopted a formal Code of Ethics. The Board of Directors evaluated the business of the Company and the number of employees and determined that since the business is operated by a small number of persons, general rules of fiduciary duty and federal and state criminal, business conduct and securities laws are adequate ethical guidelines. In the event our operations, employees and/or Directors expand in the future, we may take actions to adopt a formal Code of Ethics.

Corporate Governance

The Company promotes accountability for adherence to honest and ethical conduct; endeavors to provide full, fair, accurate, timely and understandable disclosure in reports and documents that the Company files with the Securities and Exchange Commission (the “SEC”) and in other public communications made by the Company; and strives to be compliant with applicable governmental laws, rules and regulations. The Company has not formally adopted a written code of business conduct and ethics that governs the Company’s employees, officers and Directors as the Company is not required to do so.

In lieu of an Audit Committee, the Company’s Board of Directors, is responsible for reviewing and making recommendations concerning the selection of outside auditors, reviewing the scope, results and effectiveness of the annual audit of the Company’s financial statements and other services provided by the Company’s independent public accountants. The Board of Directors, the Chief Executive Officer and the Chief Financial Officer of the Company review the Company’s internal accounting controls, practices and policies.

Committees of the Board

Our Company currently does not have nominating, compensation, or audit committees or committees performing similar functions nor does our Company have a written nominating, compensation or audit committee charter. Our Directors believe that it is not necessary to have such committees, at this time, because the Director(s) can adequately perform the functions of such committees.

Audit Committee Financial Expert

Our Board of Directors has determined that we do not have a board member that qualifies as an “audit committee financial expert” as defined in Item 407(D)(5) of Regulation S-K, nor do we have a Board member that qualifies as “independent” as the term is used in Item 7(d)(3)(iv)(B) of Schedule 14A under the Securities Exchange Act of 1934, as amended, and as defined by Rule 4200(a)(14) of the FINRA Rules.

We believe that our Director(s) are capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. The Director(s) of our Company does not believe that it is necessary to have an audit committee because management believes that the Board of Directors can adequately perform the functions of an audit committee. In addition, we believe that retaining an independent Director who would qualify as an “audit committee financial expert” would be overly costly and burdensome and is not warranted in our circumstances given the stage of our development and the fact that we have not generated any positive cash flows from operations to date.

Shareholder Proposals

Our Company does not have any defined policy or procedural requirements for shareholders to submit recommendations or nominations for Directors. The Board of Directors believes that, given the stage of our development, a specific nominating policy would be premature and of little assistance until our business operations develop to a more advanced level. Our Company does not currently have any specific or minimum criteria for the election of nominees to the Board of Directors and we do not have any specific process or procedure for evaluating such nominees. The Board of Directors will assess all candidates, whether submitted by management or shareholders, and make recommendations for election or appointment.

A shareholder who wishes to communicate with our Board of Directors may do so by directing a written request addressed to our President, at the address appearing on the first page of this Information Statement.

ITEM 11. EXECUTIVE COMPENSATION

The following tables set forth certain information about compensation paid, earned or accrued for services by our Executive Officer for the fiscal years ended December 31, 2021 and 2020:

Summary Compensation Table

Name and principal position (a)	Year ended December 31, (b)	Salary ($) (c)	Bonus ($) (d)	Stock Compensation ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)	Total ($) (j)
Wang Min Title: Chief Executive Officer,	2021	-	-	-	-	-	-	-	-
President, Secretary, Treasurer, Director	2020	$3,435	-	-	-	-	-	$429	$3,864

Summary of Compensation

Stock Option Grants

We have not granted any stock options to our executive officer since our incorporation.

Employment Agreements

We do not have an employment or consulting agreement with our Officer or Director.

Executive Compensation Philosophy

Our Board of Directors determines the compensation given to our executive officers in their sole determination. Our Board of Directors reserves the right to pay our executives or any future executives a salary, and/or issue them shares of common stock issued in consideration for services rendered and/or to award incentive bonuses which are linked to our performance, as well as to the individual executive officer’s performance. This package may also include long-term stock based compensation to certain executives, which is intended to align the performance of our executives with our long-term business strategies. Additionally, while our Board of Directors has not granted any performance base stock options to date, the Board of Directors reserves the right to grant such options in the future, if the Board in its sole determination believes such grants would be in the best interests of the Company.

Incentive Bonus

The Board of Directors may grant incentive bonuses to our executive officer and/or future executive officers in its sole discretion, if the Board of Directors believes such bonuses are in the Company’s best interest, after analyzing our current business objectives and growth, if any, and the amount of revenue we are able to generate each month, which revenue is a direct result of the actions and ability of such executives.

Long-term, Stock Based Compensation

In order to attract, retain and motivate executive talent necessary to support the Company’s long-term business strategy we may award our executives and any future executives with long-term, stock-based compensation in the future, at the sole discretion of our Board of Directors, which we do not currently have any immediate plans to award.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELAED STOCKHOLDER MATTERS.

As of December 31, 2021 the Company has 101,400,000 shares of common stock issued and outstanding, which number of issued and outstanding shares of common stock have been used throughout this report.

Percentage values below are rounded to the nearest hundredths place.

Name and Address of Beneficial Owner	Shares of Common Stock Beneficially Owned	Common Stock Voting Percentage Beneficially Owned	Voting Shares of Preferred Stock	Preferred Stock Voting Percentage Beneficially Owned	Total Voting Percentage Beneficially Owned
Executive Officers and Directors
Wang Min Title: President, Secretary, Treasurer, Chief Executive Officer, and Director Address: No. 1408, North District, Libao Building, Kehua North Road No. 62, Wuhou District, Chengdu, Sichuan Province, China 610042	50,000,000	49.31%	-	-	49.31%
5% or Greater Shareholders
None	-	-	-	-	-

Beneficial ownership in the table above has been determined in accordance with Rule 13d-3 under the Exchange Act. Under this rule, certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire shares (for example, upon exercise of an option or warrant) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares is deemed to include the amount of shares beneficially owned by such person by reason of such acquisition rights. As a result, the percentage of outstanding shares of any person as shown in the following table does not necessarily reflect the person’s actual voting power at any particular date.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On October 15, 2019, the Company issued 100,000 shares of restricted common stock, with a par value of $0.0001 per share, to Ms. Wang Min in consideration of $10. The $10 in proceeds went to the Company to be used as working capital. Ms. Wang serves as our Chief Executive Officer, President, Secretary, Treasurer and Director.

On November 28, 2019, the Company issued 49,900,000 shares of restricted common stock, with a par value of $0.0001 per share, to Ms. Wang Min in consideration of $4,990. The $4,990 in proceeds went to the Company to be used as working capital.

In regards to all of the above transactions we claim an exemption from registration afforded by Section 4a(2) and/or Regulation S of the Securities Act of 1933, as amended (“Regulation S”) due to the fact that all sales of stock were made to non-U.S. persons (as defined under Rule 902 section (k)(2)(i) of Regulation S), pursuant to offshore transactions, and no directed selling efforts were made in the United States by the issuer, a distributor, any of their respective affiliates, or any person acting on behalf of any of the foregoing.

For the year ended December 31, 2019, our director, Ms. Wang Min, has advanced $8,801 to the Company for working capital purpose. For the year ended December 31, 2020, Ms. Wang Min has further advanced $231,224 to the Company, of which breakdown as following:

Breakdown of increment in amount due to director for the year ended December 31, 2020

Paid in capital of YCWB by Ms. Wang Min on behalf of YCQH HK	$
Paid in capital of YCWB Agricultural Technology Co. Limited for acquisition of SCQC (Please refer to Note 5 on Page F-12 for details)		165,605
Paid in capital of YCWB Agricultural Technology Co. Limited for paid in capital of SCQC after acquisition		45,809
Paid in capital of YCWB Agricultural Technology Co. Limited for working capital purpose		1,473
Total paid in capital of YCWB by Ms. Wang Min on behalf of YCQH HK		$212,887

Advances from Director for working capital purpose		$12,903

Expenses paid by Director on behalf		$5,434

Total increment in amount due to director		$231,224

As of June 15, 2020, cash consideration of CNY1,169,996 (approximate $165,605) was paid for the acquisition of SCQC by YCWB. Before that, our director, Ms. Wang Min, advanced CNY1,169,996 (approximate $165,605) for paid in capital of YCWB, and YCWB paid out to previous owner of SCQC as consideration.

After the acquisition of SCQC, Ms. Wang Min further advanced CNY330,004 (approximate $47,282) for paid in capital of YCWB, of which CNY10,004 (approximate $1,473) retained as working capital of YCWB, and CNY320,000 (approximate $45,809) were paid to SCQC as paid in capital of SCQC.

For the year ended December 31, 2020, our director, Ms. Wang Min, has further advanced, paid in capital and expenses on behalf of the Company for a total of $231,224.

As of December 31, 2020, the company has an outstanding payable to director of $240,025, which is unsecured and non-interest bearing with no fixed terms of repayment.

For the year ended December 31, 2021, our director, Ms. Wang Min, has further advanced expenses on behalf of the Company for a total of $26,964 while receiving a repayment by SCQC on behalf of the Company amounted CNY200,000 (approximate $31,472).

As of December 31, 2021, the Company has an outstanding payable to director of $235,517, which is unsecured and non-interest bearing with no fixed terms of repayment.

Review, Approval and Ratification of Related Party Transactions

Given our small size and limited financial resources, we have not adopted formal policies and procedures for the review, approval or ratification of transactions, such as those described above, with our executive officer, Director and significant stockholders. We intend to establish formal policies and procedures in the future, once we have sufficient resources and have appointed additional Directors, so that such transactions will be subject to the review, approval or ratification of our Board of Directors, or an appropriate committee thereof. On a moving forward basis, our Director will continue to approve any related party transaction.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Below is the aggregate amount of fees billed for professional services rendered by our principal accountants with respect to our last two fiscal years.

Onestop Assurance PAC

	For years ended December 31
	2021	2020
Audit fees	16,000	$-
Audit related fees	-	-
Tax fees	-	-
All other fees	-	-
Total	16,000	$-

Audit Alliance LLP

	For years ended December 31
	2021	2020
Audit fees	12,000	$31,000
Audit related fees	-	-
Tax fees	-	-
All other fees	-	-
Total	12,000	$31,000

All of the professional services rendered by principal accountants for the audit of our annual financial statements that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for last two fiscal years were approved by our board of directors.

PART IV

ITEM 15. EXHIBITS

The following exhibits are included as part of this report by reference:

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

32.1	Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

ITEM 16. FORM 10-K SUMMARY.

As permitted, the registrant has elected not to supply a summary of information required by Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: March 31, 2022

YCQH Agricultural Technology Co. Ltd

By:	/s/ Wang Min
Name:	Wang Min
Title:	Chief Executive Officer, President, Secretary,Treasurer, and Director

