Form 10-Q
period 2022-03-31
YCQH Agricultural Technology Co. Ltd
filed 2022-05-11
CIK 1794276

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2022

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

N/A

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name on each exchange on which registered
N/A	N/A	N/A

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 11, 2022
Common Stock, $0.0001 par value	101,400,000

PART I — FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

YCQH AGRICULTURAL TECHNOLOGY CO. LTD

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2022 AND DECEMBER 31, 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares or otherwise stated)

	As of March 31, 2022	As of December 31, 2021

ASSETS
Current assets
Cash and cash equivalents	$20,074	$33,038
Inventories	77,694	85,321
Prepayment, deposits and other receivables	6,131	3,139
Total current assets	103,899	121,498

Non-current Assets
Right-of-use assets, net	$11,072	$15,243
Total non-current assets	11,072	15,243

TOTAL ASSETS	$114,971	$136,741

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Other payables and accrued liabilities	$18,559	$24,815
Amount due to a director	249,641	235,517
Lease liability – current portion	11,072	15,243
Total current liabilities	$279,272	$275,575

TOTAL LIABILITIES	$279,272	$275,575

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.0001 par value; 200,000,000 shares authorized; 0 issued and outstanding
Common stock, $ 0.0001 par value; 800,000,000 shares authorized; 101,400,000 shares and 101,400,000 shares of common stock issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	$10,140	$10,140
Additional paid-in capital	148,860	148,860
Accumulated other comprehensive income	17,978	17,703
Accumulated deficit	(341,279)	(315,537)

TOTAL STOCKHOLDERS’ DEFICIT	$(164,301)	$(138,834)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$114,971	$136,741

See accompanying notes to unaudited condensed consolidated financial statements.

YCQH AGRICULTURAL TECHNOLOGY CO. LTD

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares or otherwise stated)

	Three months ended March 31, 2022	Three months ended March 31, 2021

REVENUE	$13,962	$19,236

COST OF REVENUE	(7,819)	(10,254)

GROSS PROFIT	$6,143	8,982

GENERAL AND ADMINISTRATIVE EXPENSES	(31,888)	(35,944)

LOSS FROM OPERATION BEFORE INCOME TAX	(25,745)	(26,962)

OTHER INCOME	3	18

LOSS BEFORE INCOME TAX	$(25,742)	(26,944)

INCOME TAX EXPENSES	-	-

NET LOSS	$(25,742)	(26,944)

Other comprehensive income/(loss):
- Foreign currency translation adjustment	275	(473)

TOTAL COMPREHENSIVE LOSS	$(25,467)	(27,417)

NET LOSS PER SHARE, BASIC AND DILUTED	(0.00)	(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED	101,400,000	90,000,000

See accompanying notes to unaudited condensed consolidated financial statements.

YCQH AGRICULTURAL TECHNOLOGY CO. LTD

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares or otherwise stated)

	COMMON STOCK
	NUMBER OF SHARES	AMOUNT	ADDITIONAL PAID-IN CAPITAL	ACCUMULATED DEFICIT	ACCUMULATED COMPREHENSIVE INCOME	TOTAL STOCKHOLDERS’ EQUITY/(DEFICIT)
Balance as of December 31, 2020	90,000,000	$9,000	$36,000	$(93,429)	$13,730	$(34,699)
Net loss for the period	-	-	-	(26,944)	-	(26,944)
Foreign currency translation	-	-	-	-	(473)	(473)
Balance as of March 31, 2021	90,000,000	$9,000	$36,000	$(120,373)	$13,257	$(62,116)

	COMMON STOCK
	NUMBER OF SHARES	AMOUNT	ADDITIONAL PAID-IN CAPITAL	ACCUMULATED DEFICIT	ACCUMULATED COMPREHENSIVE INCOME	TOTAL STOCKHOLDERS’ EQUITY/(DEFICIT)
Balance as of December 31, 2021	101,400,000	$10,140	$148,860	$(315,537)	$17,703	$(138,834)
Net loss for the period	-	-	-	(25,742)	-	(25,742)
Foreign currency translation	-	-	-	-	275	275
Balance as of March 31, 2022	101,400,000	$10,140	$148,860	$(341,279)	$17,978	$(164,301)

See accompanying notes to unaudited condensed consolidated financial statements

YCQH AGRICULTURAL TECHNOLOGY CO. LTD

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares or otherwise stated)

	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(25,742)	$(26,944)

Adjustments to reconcile net profit to net cash used in operating activities:
Amortization	4,208	3,921

Changes in operating assets and liabilities:
Inventories	7,819	10,254
Prepayment, deposits and other receivables	(2,985)	(111)
Other payables and accrued liabilities	(6,256)	(3,600)
Change in lease liability	(4,208)	(3,921)

Net cash used in operating activities	$(27,164)	$(20,401)

CASH FLOWS FROM FINANCING ACTIVITIES:
Amount due to director	14,202	15,645

Net cash provided by financing activities	$14,202	$15,645

Effect of exchange rate changes on cash and cash equivalents	$(2)	$(54)

Net decrease in cash and cash equivalents	$(12,964)	$(4,810)
Cash and cash equivalents, beginning of year	33,038	84,541

CASH AND CASH EQUIVALENTS, END OF YEAR	$20,074	$79,731

SUPPLEMENTAL CASH FLOWS INFORMATION
Cash paid for income taxes	$-	$-
Cash paid for interest paid	$-	$-

See accompanying notes to unaudited condensed consolidated financial statements.

YCQH AGRICULTURAL TECHNOLOGY CO. LTD

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021

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

Accounts Receivable are recognized and carried at the original invoice amount less an allowance for any uncollectible amounts. An estimate for doubtful accounts receivable is made when collection of the full amount is no longer probable. Bad debts are written off as identified. No allowance for doubtful accounts was made for the three months ended March 31, 2022 and 2021.

Lease

The Company adopted the ASU No. 2016-02, on October 15, 2019 (date of inception). The Company leases office space for fixed periods pre-emptive extension options. The Company recognizes lease payments for its short-term lease on a straight-line basis over the lease term.

As of March 31, 2022, the Company have one operating lease of which lease liability is initially and subsequently measured at the present value of the unpaid lease payments at the lease commencement date. The right-of-use asset is initially measured at cost, which comprises the initial amount of the lease liability adjusted for lease payments made at or before the lease commencement date, plus any initial direct costs incurred less any lease incentives received. Costs associated with operating lease assets are recognized on a straight-line basis within operating expenses over the term of the lease.

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

Translation of amounts from the local currencies of the Company into US$ has been made at the following exchange rates for the respective periods:

	For the three months ended March 31, 2022	For the three months ended March 31, 2021
Period-end HK$ : US$1 exchange rate	7.75	7.75
Period-end CNY¥ : US$1 exchange rate	6.34	6.55
Period-average HK$ : US$1 exchange rate	7.75	7.75
Period-average CNY¥ : US$1 exchange rate	6.34	6.49

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

COVID-19 Uncertainty

An outbreak of respiratory illness caused by the novel coronavirus, commonly referred as “COVID-19” emerged in late 2019 and has spread globally. The COVID-19 is considered to be highly contagious and poses a serious public health threat. The World Health Organization labelled the COVID-19 outbreak as a pandemic on March 11, 2020, given its threat beyond a public health emergency of international concern the organization had declared on January 30, 2020.

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

4. GOING CONCERN UNCERTAINTIES

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company suffered a loss of $25,742 for the three months ended March 31, 2022 resulting in accumulated deficit of $341,279 and a working capital deficit of $175,373.

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

5. INVENTORIES

As of March 31, 2022 and December 31, 2021, the Company inventories consist of following:

	As of March 31, 2022	As of December 31, 2021
Finished goods	$77,694	$85,321

Total inventories	$77,694	$85,321

No inventories allowance has been provided for the three months ended March 31, 2022.

6. PREPAYMENT, DEPOSITS AND OTHER RECEIVABLES

As of March 31, 2022 and December 31, 2021, prepayment, deposits and other receivables consist of following:

	As of March 31, 2022	As of December 31, 2021
Deposits for Hong Kong Company Secretary	$13	$13
Employee advances	1,023	617
Rental prepayment	2,515	2,509
Prepaid transfer agent fee and OTCIQ renewal	2,580	-
Total prepayment, deposits and other receivables	$6,131	$3,139

7. OTHER PAYABLES AND ACCRUED LIABILITIES

As of March 31, 2022 and December 31, 2021, the Company other payables and accrued liabilities consist of following:

	As of March 31, 2022	As of December 31, 2021
Other payables	$414	$70
Accrued audit fee	4,645	16,645
Accrued professional fee	13,500	8,100
Total other payables and accrued liabilities	$18,559	$24,815

8. AMOUNT DUE TO A DIRECTOR

	As of March 31, 2022	As of December 31, 2021
Amount due to a director	$249,641	$235,517

For the period ended March 31, 2022, our director, Ms. Wang Min, has further advanced expenses on behalf of the Company for a total of $14,124.

As of March 31, 2022, the Company has an outstanding payable to director of $249,641, which is unsecured and non-interest bearing with no fixed terms of repayment.

9. SHAREHOLDERS’ EQUITY

As of March 31, 2022 and December 31, 2021, the Company has 101,400,000 shares and 101,400,000 shares of common stock issued and outstanding, respectively.

During the three months ended March 31, 2022, the Company has not issued any shares.

The Company has 800,000,000 shares of commons stock and 200,000,000 shares of preference stock authorized, no share of preference stock issued and outstanding.

10. LEASE RIGHT-OF-USE ASSET AND LEASE LIABILITIES

On November 11, 2020, the management of the Company through indirect wholly owned subsidiary SCQC Agriculture Co. Limited enter into a tenancy agreement to rent an office with an area of approximate 133 square meter for monthly rental of CNY9,200 (approximate $1,450) for a period of two years.

The initial recognition of operating lease right and lease liability as follows:

Right-of-use assets, net as of December 31, 2020	$30,699
Less: amortization	(16,088)
Foreign exchange translation	632
Right-of-use assets, net as of December 31, 2021	15,243

Lease liability as of December 31, 2020	$30,699
Add: imputed interest	1,064
Less: principal repayment	(17,152)
Foreign exchange translation	632
Lease liability as of December 31, 2021	$15,243

As of March 31, 2022, operating lease right-of-use assets as follows:

Right-of-use assets, net as of December 31, 2021	$15,243
Amortization for the period ended March 31, 2022	(4,208)
Foreign exchange translation	37
Right-of-use assets, net as of March 31, 2022	$11,072

As of March 31, 2022, operating lease liability as follows:

Lease liability as of December 31, 2021	$15,243
Add: imputed interest for the period ended March 31, 2022	148
Less: gross repayment for the period ended March 31, 2022	(4,355)
Foreign exchange translation	36
Lease liability as of March 31, 2022	$11,072

Lease liability current portion	$11,072
Lease liability non-current portion	$-

Maturities of the loan for each of the five years and thereafter are as follows:
2022	$11,072

Other information:

Three months ended March 31
2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flow to operating lease	$4,355
Remaining lease term for operating lease (years)	0.64
Weighted average discount rate for operating lease	4.75%

11. CONCENTRATION OF RISK

Customer Concentration

For the three months ended March 31, 2022, the Company generated total revenue of $13,962, of which three customers accounted for the Company’s entire revenue. For the three months ended March 31, 2021, the Company generated total revenue of $19,236, of which three customers accounted the Company’s revenue.

	For the three months ended March 31
	2022	2021	2022	2021	2022	2021
	Revenues		Percentage of revenues		Accounts receivable, trade

Customer A	$3,080	$-	22%	-%	$-	$-
Customer B	1,758	-	13	-	-	-
Customer C	9,124	10,992	65	57	-	-
Customer D	-	2,748	-	14	-	-
Customer E	-	5,496	-	29	-	-
Total	$13,962	$19,236	100%	100%	$-	$-

Vendor Concentration

For the three months ended March 31, 2022 and 2021, the Company incurred cost of revenue of $7,819 and $10,254 respectively, of which a single vendor accounted for entire cost of revenue for both periods.

	For the three months ended March 31
	2022	2021	2022	2021	2022	2021
	Cost of revenue		Percentage of Cost of revenue		Accounts payable, trade

Vendor A	$7,819	$10,254	100%	100%	$-	$-

Total	$7,819	$10,254	100%	100%	$-	$-

12. INCOME TAXES

The Company being a United States entity is subjected to the United States federal income tax at 21%. No provision for income taxes in the United States has been made as the Company had no United States taxable income for the three months ended March 31, 2022.

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

The following table summarizes a reconciliation of the Company’s income taxes expenses:

	For the three months ended March 31
	2022	2021
Computed expected benefits	25%	25%
Effect of foreign tax rate difference	(2)%	(2)%
Tax losses not recognized	(23)%	(23)%
	-%	-%

	For the three months ended March 31
	2022	2021
PRC statutory tax rate	25%	25%
Computed expected benefits	(6,436)	(6,736)
Effect of foreign tax rate difference	507	494
Tax losses not recognized	5,929	6,242
Income tax expense	-	-

The following table sets forth the significant components of the aggregate deferred tax assets of the Company as of March 31, 2022:

	As of March 31, 2022	As of December 31, 2021
Deferred tax assets:

Net operating loss carry forwards
- United States of America	$44,099	$41,489
- Hong Kong	438	433
- People Republic China	30,551	27,238

Less: valuation allowance	(75,088)	(69,195)
Deferred tax assets	$-	$-

Management believes that it is more likely than not that the deferred tax assets will not be fully realizable in the future. Accordingly, the Company provided for a full valuation allowance against its deferred tax assets of $75,088 as of March 31, 2022.

13. SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after March 31, 2022 up through the date the Company issued the financial statements. No subsequent events have occurred that would require recognition or disclosure in the financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information contained in this quarter report on Form 10-Q is intended to update the information contained in our Form 10-K dated March 31, 2022, for the year ended December 31, 2021 and presumes that readers have access to, and will have read, the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other information contained in such Form 10-K. The following discussion and analysis also should be read together with our financial statements and the notes to the financial statements included elsewhere in this Form 10-Q.

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

Results of operations

Three months ended March 31, 2022 and 2021

The Company generated revenue in the amount of $13,962 for the three months ended March 31, 2022 while the cost of revenue for was $7,819, which resulted in gross profit of $6,143 and a margin of 44%%.

The Company generated revenue in the amount of $19,236 for the three months ended March 31, 2021 while the cost of revenue for was $10,254, which resulted in gross profit of $8,982 and a margin of 47%.

Management of the Company believes the fluctuation in revenue consider to be norm of business nature due to limited operational history and expect to stabilize over longer comparable periods and in future operation.

The general and administrative expenses for the three months ended March 31, 2022 and 2021 were $31,888 and $35,944 respectively, primarily related to salary and social contribution, storage and logistic expenses, lease expenses, audit fees and consultancy fees.

As result, the Company incurred an operating loss of $25,742 and $26,944 for the three months ended March 31, 2022 and 2021, respectively.

Liquidity and Capital Resources

Three months ended March 31, 2022 and 2021

Cash Used In Operating Activities

For the three months ended March 31, 2022, the Company used $27,164 in operating activity, of which primarily consist of net loss, increase in inventories, decrease in other payables and accrued liabilities and reduction in lease liability contra by amortization and decrease in prepayment, deposits and other receivables.

For the three months ended March 31, 2021, the Company used $20,401 in operating cash flow, of which primarily consist of net loss and repayment of accrued expenses and other payables, offsetting by decreased in inventories.

Cash Used In Investing Activities

For the three months ended March 31, 2022 and 2021, the Company didn’t generate nor used any cash in investing activities.

Cash Provided by Financing Activities

For the three months ended March 31, 2022, the Company has received cash provided by director amounted $14,202.

For the three months ended March 31, 2021, the Company has received $15,645 advancement from director pertaining to expenses paid on behalf.

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

The amount of cash denominated in RMB is approximately CNY66,539 (Equivalent to USD 10,493) as of March 31, 2022.

Off-balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders as of March 31, 2022.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer, of the effectiveness of our disclosure controls and procedures as of March 31, 2022. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our chief executive officer concluded that our disclosure controls and procedures were not effective. The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (i) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (ii) inadequate segregation of duties and effective risk assessment; (iii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines; and (iv) lack of internal audit function due to the fact that the Company lacks qualified resources to perform the internal audit functions properly and that the scope and effectiveness of the internal audit function are yet to be developed. The aforementioned material weaknesses were identified by our chief executive officer in connection with the review of our financial statements as of March 31, 2022.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2022. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of these controls.

As of March 31, 2022, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in 2013 and SEC guidance on conducting such assessments. Based on such evaluation, the Company’s management concluded that, during the period covered by this Report, our internal control over financial reporting were not effective due to the presence of material weaknesses.

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

Changes in Internal Control over Financial Reporting:

There were no changes in our internal control over financial reporting during the three months ending March 31, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: May 11, 2022

By:	/s/ Wang Min
Title:	Chief Executive Officer, President, Secretary, Treasurer, and Director (Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer)

-9-