Form 10-Q
period 2022-06-30
YCQH Agricultural Technology Co. Ltd
filed 2022-08-08
CIK 1794276

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2022

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

N/A

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name on each exchange on which registered
N/A	N/A	N/A

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 8, 2022
Common Stock, $0.0001 par value	101,400,000

PART I — FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

YCQH AGRICULTURAL TECHNOLOGY CO. LTD

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2022 AND DECEMBER 31, 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares or otherwise stated)

	As of June 30, 2022	As of December 31, 2021

ASSETS
Current assets
Cash and cash equivalents	$19,747	$33,038
Inventories	67,115	85,321
Prepayment, deposits and other receivables	7,079	3,139
Total current assets	93,941	121,498

Non-current Assets
Right-of-use assets, net	$6,452	$15,243
Total non-current assets	6,452	15,243

TOTAL ASSETS	$100,393	$136,741

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Other payables and accrued liabilities	$13,669	$24,815
Amount due to a director	286,018	235,517
Lease liability – current portion	6,452	15,243
Total current liabilities	$306,139	$275,575

TOTAL LIABILITIES	$306,139	$275,575

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.0001 par value; 200,000,000 shares authorized; 0 issued and outstanding
Common stock, $ 0.0001 par value; 800,000,000 shares authorized; 101,400,000 shares and 101,400,000 shares of common stock issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	$10,140	$10,140
Additional paid-in capital	148,860	148,860
Accumulated other comprehensive income	12,604	17,703
Accumulated deficit	(377,350)	(315,537)

TOTAL STOCKHOLDERS’ DEFICIT	$(205,746)	$(138,834)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$100,393	$136,741

See accompanying notes to unaudited condensed consolidated financial statements.

YCQH AGRICULTURAL TECHNOLOGY CO. LTD

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022 AND 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares or otherwise stated)

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
REVENUE	$10,864	$40,455	$24,826	$59,691

COST OF REVENUE	(6,428)	(21,581)	(14,248)	(31,835)

GROSS PROFIT	4,436	18,874	10,578	27,856

OPERATING EXPENSES
General and administrative	(40,511)	(31,878)	(72,399)	(67,822)

LOSS FROM OPERATION BEFORE INCOME TAX	(36,075)	(13,004)	(61,821)	(39,966)

INTEREST INCOME	4	16	7	34

LOSS BEFORE INCOME TAX	(36,071)	(12,988)	(61,814)	(39,932)

INCOME TAX EXPENSES	-	-	-	-

NET LOSS	(36,071)	(12,988)	(61,814)	(39,932)

Other comprehensive income:
- Foreign currency translation income	(5,374)	2,316	(5,099)	1,843

TOTAL COMPREHENSIVE LOSS	(41,445)	(10,672)	(66,913)	(38,089)

NET LOSS PER SHARE, BASIC AND DILUTED	(0.00)	(0.00)	(0.00)	(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED	101,400,000	90,000,000	101,400,000	90,000,000

See accompanying notes to unaudited condensed consolidated financial statements.

YCQH AGRICULTURAL TECHNOLOGY CO. LTD

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2022 AND 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares or otherwise stated)

	COMMON STOCK
	NUMBER OF SHARES	AMOUNT	ADDITIONAL PAID-IN CAPITAL	ACCUMULATED DEFICIT	ACCUMULATED COMPREHENSIVE INCOME	TOTAL STOCKHOLDERS’ DEFICIT
Balance as of December 31, 2020	90,000,000	$9,000	$36,000	$(93,429)	$13,730	$(34,699)
Net loss for the period	-	-	-	(26,944)	-	(26,944)
Foreign currency translation	-	-	-	-	(473)	(473)
Balance as of March 31, 2021	90,000,000	$9,000	$36,000	$(120,373)	$13,257	$(62,116)
Net loss for the period	-	-	-	(12,988)	-	(12,988)
Foreign currency translation	-	-	-	-	2,316	2,316
Balance as of June 30, 2021	90,000,000	$9,000	$36,000	$(133,361)	$15,573	$(72,788)

	COMMON STOCK
	NUMBER OF SHARES	AMOUNT	ADDITIONAL PAID-IN CAPITAL	ACCUMULATED DEFICIT	ACCUMULATED COMPREHENSIVE INCOME	TOTAL STOCKHOLDERS’ EQUITY/(DEFICIT)
Balance as of December 31, 2021	101,400,000	$10,140	$148,860	$(315,537)	$17,703	$(138,834)
Net loss for the period	-	-	-	(25,742)	-	(25,742)
Foreign currency translation	-	-	-	-	275	275
Balance as of March 31, 2022	101,400,000	$10,140	$148,860	$(341,279)	$17,978	$(164,301)
Net loss for the period	-	-	-	(36,071)	-	(36,071)
Foreign currency translation	-	-	-	-	(5,374)	(5,374)
Balance as of June 30, 2022	101,400,000	$10,140	$148,860	$(377,350)	$12,604	$(205,746)

See accompanying notes to unaudited condensed consolidated financial statements

YCQH AGRICULTURAL TECHNOLOGY CO. LTD

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2022 AND 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares or otherwise stated)

	Six Months Ended June 30, 2022	Six Months Ended June 30, 2021

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(61,814)	$(39,932)

Adjustments to reconcile net profit to net cash used in operating activities:
Amortization	8,255	7,921

Changes in operating assets and liabilities:
Inventories	14,248	31,835
Prepayment, deposits and other receivables	(4,171)	(56)
Other payables and accrued liabilities	(11,012)	(8,549)
Receipt in advance	-	280
Change in lease liability	(8,255)	(7,921)

Net cash used in operating activities	$(62,749)	$(16,422)

CASH FLOWS FROM FINANCING ACTIVITIES:
Amount due to director	49,621	26,964

Net cash provided by financing activities	$49,621	$26,964

Effect of exchange rate changes on cash and cash equivalents	$(163)	$302

Net (decrease)/increase in cash and cash equivalents	$(13,291)	$10,844
Cash and cash equivalents, beginning of year	33,038	84,541

CASH AND CASH EQUIVALENTS, END OF YEAR	$19,747	$95,385

SUPPLEMENTAL CASH FLOWS INFORMATION
Cash paid for income taxes	$-	$-
Cash paid for interest paid	$-	$-

See accompanying notes to unaudited condensed consolidated financial statements.

YCQH AGRICULTURAL TECHNOLOGY CO. LTD

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2022 AND 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares or otherwise stated)

1. ORGANIZATION AND BUSINESS BACKGROUND

YCQH Agricultural Technology Co. Ltd., was incorporated on October 15, 2019 under the laws of the State of Nevada of which Ms. Wang Min was appointed the President, Secretary, Treasurer and sole director of our board.

The Company primarily operates in bio-carbon-based fertilizer (“BCBF”) trading business, including wholesale and retail sale to customer mainly based in People Republic of China, sourcing directly from producers in China. The Company does not maintain and operate any production and manufacturing of BCBF facility or machine and equipment.

Company name	Place/date of incorporation	Principal activities
YCQH Holding Limited (“YCQH Seychelles”)	Seychelles / October 11, 2019	Investment holding

YCQH Agricultural Technology Co. Limited (“YCQH HK”)	Hong Kong / October 10, 2019	Investment holding

YCWB Agricultural Technology Co. Limited (“YCWB”)	SiChuan Province, China /December 10, 2019	Operates in bio-carbon-based fertilizer trading business

SCQC Agriculture Co. Limited (“SCQC”)	SiChuan Province, China /November 1, 2019 (acquired on June 15, 2020)	Operates in bio-carbon-based fertilizer trading business

On December 16, 2019, the Company acquired YCQH Holding Limited, a company incorporated in Republic of Seychelles. In the same day YCQH Seychelles acquired YCQH Agricultural Technology Co. Limited, a company incorporated in Hong Kong.

On December 10, 2019, the YCQH HK incorporated YCWB Agricultural Technology Co. Limited, a wholly foreign owned enterprise, in SiChuan Province, China, with Ms. Wang Min as the legal representative.

On June 15, 2020, the Company through subsidiary YCWB Agricultural Technology Co. Limited acquired SCQC Agriculture Co. Limited, a company incorporated in SiChuan Province, China for a consideration of CNY 1,169,996 (approximate $165,605) with carrying value on book of CNY 1,168,554 (approximate $165,401) from a third party. The premium was accounted as expense for the year ended December 31, 2020.

The Company’s executive office is located at No. 1408, North District, Libao Building, Kehua North Road No. 62, Wuhou District, Chengdu, Sichuan Province, China 610042.

2. BASIS OF PRESENTATION

The accompanying consolidated financial statements of the Company are prepared pursuant to the rules and regulations of the U.S. Securities and Exchanges Commission (“SEC”) and in conformity with generally accepted accounting principles in the U.S. (“US GAAP”). All material inter-company accounts and transactions have been eliminated on consolidation. The Company has adopted December 31 as its fiscal year end.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of estimates

The preparation of the condensed consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Management makes these estimates using the best information available at the time the estimates are made; however actual results could differ materially from those estimates.

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

Management performs ongoing credit evaluations, and the Company maintains an allowance for potential credit losses based upon its loss history and its aging analysis. The allowance for doubtful accounts is the Company’s best estimate of the amount of credit losses in existing accounts receivable. Management reviews the allowance for doubtful accounts for each reporting period based on a detailed analysis of trade receivables. In the analysis, management primarily considers the age of the customer’s receivable, and also considers the creditworthiness of the customer, the economic conditions of the customer’s industry, general economic conditions and trends, and the business relationship and history with its customers, among other factors. If any of these factors change, the Company may also change its original estimates, which could impact the level of the Company’s future allowance for doubtful accounts. If judgments regarding the collectability of receivables were incorrect, adjustments to the allowance may be required, which would reduce profitability.

Accounts receivable are recognized and carried at the original invoice amount less an allowance for any uncollectible amounts. An estimate for doubtful accounts receivable is made when collection of the full amount is no longer probable. Bad debts are written off as identified. No allowance for doubtful accounts was made for the six months ended June 30, 2022 and 2021.

Lease

The Company adopted the ASU No. 2016-02, on October 15, 2019 (date of inception). The Company leases office space for fixed periods with pre-emptive extension options. The Company recognizes lease payments for its short-term lease on a straight-line basis over the lease term.

As of June 30, 2022, the Company has one operating lease of which lease liability is initially and subsequently measured at the present value of the unpaid lease payments at the lease commencement date. The right-of-use asset is initially measured at cost, which comprises the initial amount of the lease liability adjusted for lease payments made at or before the lease commencement date, plus any initial direct costs incurred less any lease incentives received. Costs associated with operating lease assets are recognized on a straight-line basis within operating expenses over the term of the lease.

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

The reporting currency of the Company is United States Dollars (“US$”). The Company’s subsidiary in Seychelles, Hong Kong and PRC have functional currencies in United States Dollars (“US$”), Hong Kong Dollars (“HK$”) and Chinese Renminbi (“CNY¥”) respectively.

In general, for consolidation purposes, assets and liabilities of its subsidiaries whose functional currency is not the US$ are translated into US$, in accordance with ASC Topic 830-30, “Translation of Financial Statement”, using the exchange rate on the balance sheet date. Revenues and expenses are translated at average rates prevailing during the period. The gains and losses resulting from translation of financial statements of foreign subsidiaries are recorded as a separate component of accumulated other comprehensive income within the statement of stockholders’ equity.

Translation of amounts from the local currencies of the Company into US$ has been made at the following exchange rates for the respective periods:

	For the six months ended June 30, 2022	For the six months ended June 30, 2021
Period-end HK$ : US$1 exchange rate	7.75	7.75
Period-end CNY¥ : US$1 exchange rate	6.70	6.46
Period-average HK$ : US$1 exchange rate	7.75	7.75
Period-average CNY¥ : US$1 exchange rate	6.50	6.46

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

The Company reviews new accounting standards as issued. Management has not identified any other new standards that it believes will have a significant impact on the Company’s unaudited condensed consolidated financial statements.

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

4. GOING CONCERN UNCERTAINTIES

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company suffered a loss of $61,814 for the six months ended June 30, 2022 resulting in accumulated deficit of $377,350 and a working capital deficit of $212,198.

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

5. INVENTORIES

As of June 30, 2022 and December 31, 2021, the Company inventories consist of following:

	As of June 30, 2022	As of December 31, 2021
Finished goods	$67,115	$85,321

Total inventories	$67,115	$85,321

No allowance has been provided for the six months ended June 30, 2022.

6. PREPAYMENT, DEPOSITS AND OTHER RECEIVABLES

As of June 30, 2022 and December 31, 2021, prepayment, deposits and other receivables consist of following:

	As of June 30, 2022	As of December 31, 2021
Deposits for Hong Kong Company Secretary	$13	$13
Employee advances	1,363	617
Rental prepayment	2,380	2,509
Deposit	1,493	-
Prepaid transfer agent fee and OTCIQ renewal	1,830	-
Total prepayment, deposits and other receivables	$7,079	$3,139

7. OTHER PAYABLES AND ACCRUED LIABILITIES

As of June 30, 2022 and December 31, 2021, other payables and accrued liabilities consist of following:

	As of June 30, 2022	As of December 31, 2021
Other payables	$4,269	$70
Accrued audit fee	4,000	16,645
Accrued professional fee	5,400	8,100
Total other payables and accrued liabilities	$13,669	$24,815

8. AMOUNT DUE TO A DIRECTOR

	As of June 30, 2022	As of December 31, 2021
Amount due to a director	$286,018	$235,517

For the period ended June 30, 2022, our director, Ms. Wang Min, has further advanced expenses on behalf of the Company for a total of $14,124.

As of June 30, 2022, the Company has an outstanding payable to director of $286,018, which is unsecured and non-interest bearing with no fixed terms of repayment.

9. SHAREHOLDERS’ EQUITY

As of June 30, 2022 and December 31, 2021, the Company has 101,400,000 shares and 101,400,000 shares of common stock issued and outstanding, respectively.

During the six months ended June 30, 2022, the Company has not issued any shares.

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

The initial recognition of operating lease right and lease liability as follows:

Right-of-use assets, net as of December 31, 2020	$30,699
Less: amortization	(16,088)
Foreign exchange translation	632
Right-of-use assets, net as of December 31, 2021	15,243

Lease liability as of December 31, 2020	$30,699
Add: imputed interest	1,064
Less: principal repayment	(17,152)
Foreign exchange translation	632
Lease liability as of December 31, 2021	$15,243

As of June 30, 2022, operating lease right-of-use assets as follows:

Right-of-use assets, net as of December 31, 2021	$15,243
Amortization for the period ended June 30, 2022	(8,255)
Foreign exchange translation	(536)
Right-of-use assets, net as of June 30, 2022	$6,452

As of June 30, 2022, operating lease liability as follows:

Lease liability as of December 31, 2021	$15,243
Add: imputed interest for the period ended June 30, 2022	239
Less: gross repayment for the period ended June 30, 2022	(8,494)
Foreign exchange translation	(536)
Lease liability as of June 30, 2022	$6,452

Lease liability current portion	$6,452
Lease liability non-current portion	$-

Maturities of the loan for each of the five years and thereafter are as follows:
2022	$6,452

Other information:

Six months ended June 30
2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flow to operating lease	$8,494
Remaining lease term for operating lease (years)	0.39
Weighted average discount rate for operating lease	4.75%

11. CONCENTRATION OF RISK

Customer Concentration

For the three months ended June 30, 2022, the Company generated total revenue of $10,864, of which five customers accounted for the Company’s entire revenue. For the three months ended June 30, 2021, the Company generated total revenue of $40,455, of which two customers accounted the Company’s entire revenue

	For the three months ended June 30
	2022	2021	2022	2021	2022	2021
	Revenues		Percentage of revenues		Accounts receivable, trade

Customer A	$4,295	$-	39%	-%	$-	$-
Customer B	2,684	-	25%	-%	-	-
Customer C	2,012	1,755	19%	4%	-	-
Customer D	1,602	-	15%	-%	-	-
Customer E	271	-	2%	-%	-	-
Customer F	-	38,700	-%	96%	-	-
Total	$10,864	$40,455	100%	100%	$-	$-

For the six months ended June 30, 2022, the Company generated total revenue of $24,826, of which six customers accounted for the Company’s entire revenue. For the six months ended June 30, 2021, the Company generated total revenue of $59,691, of which four customers accounted the Company’s entire revenue

	For the six months ended June 30
	2022	2021	2022	2021	2022	2021
	Revenues		Percentage of revenues		Accounts receivable, trade

Customer A	$8,898	$11,036	36%	19%	$-	$-
Customer B	5,079	1,752	20%	3%	-	-
Customer C	4,432	-	18%	-%	-	-
Customer D	2,770	-	11%	-%	-	-
Customer E	1,994	-	8%	-%	-	-
Customer F	1,653	-	7%	-%	-	-
Customer G	-	41,385	-%	69%	-	-
Customer H	-	5,518	-%	9%	-	-
Total	$24,826	$59,691	100%	100%	$-	$-

Vendor Concentration

For the three months ended June 30, 2022, the Company incurred cost of revenue of $6,428 solely accounted by a single vendor. For the three months ended June 30, 2021, the Company incurred cost of revenue of $21,581 solely accounted by single a vendor.

	For the three months ended June 30
	2022	2021	2022	2021	2022	2021
	Cost of revenue		Percentage of Cost of revenue		Accounts payable, trade

Vendor A	$6,428	$21,581	100%	100%	$-	$-

Total	$6,428	$21,581	100%	100%	$-	$-

For the six months ended June 30, 2022, the Company incurred cost of revenue of $14,248 solely accounted by a single vendor. For the six months ended June 30, 2021, the Company incurred cost of revenue of $31,835 solely accounted by a single vendor.

	For the six months ended June 30
	2022	2021	2022	2021	2022	2021
	Cost of revenue		Percentage of Cost of revenue		Accounts payable, trade

Vendor A	$14,248	$31,835	100%	100%	$-	$-

Total	$14,248	$31,835	100%	100%	$-	$-

12. INCOME TAXES

The Company being a United States entity is subject to the United States federal income tax at 21%. No provision for income taxes in the United States has been made as the Company had no United States taxable income for the six months ended June 30, 2022.

YCQH Holding Limited was incorporated in the Republic of Seychelles and, under the laws of Seychelles, is not subject to income taxes.

YCQH Agricultural Technology Co. Limited was incorporated in Hong Kong and is subject to Hong Kong income tax at a tax rate of 16.5%. The first HK$ 2 million (equivalent US$ 258,000) of profits earned by the company will be taxed at half the current tax rate (i.e., 8.25%) whilst the remaining profits will continue to be taxed at the existing 16.5% tax rate.

YCWB Agricultural Technology Co. Limited and SCQC Agriculture Co. Limited were incorporated in the PRC and subject to the company income tax rate of 25%. On top of company tax, PRC domestic sales are subjected to Value Added Tax typically at 3% for a Small-Scale Taxpayer with PRC revenue less than CNY 5,000,000, which is levied on the invoiced value of sales and is payable by the purchaser for agricultural related product. YCWB Agricultural Technology Co. Limited enjoyed preferential VAT rate of 1%. The Company is required to remit the VAT it collects to the tax authority. A credit is available whereby VAT paid on purchases can be used to offset the VAT due on sales.

Effective and Statutory Rate Reconciliation

The effective tax rate in the periods presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates.

The following table summarizes a reconciliation of the Company’s income taxes expenses:

	For the six months ended June 30
	2022	2021
Computed expected benefits	25%	25%
Effect of foreign tax rate difference	(2)%	(2)%
Deferred tax assets not recognized	(23)%	(23)%
	-%	-%

	For the six months ended June 30
	2022	2021
PRC statutory tax rate	25%	25%
Computed expected benefits	(15,453)	(9,983)
Effect of foreign tax rate difference	969	903
Deferred tax assets not recognized	14,484	9,080
Income tax expense	-	-

The following table sets forth the significant components of the aggregate deferred tax assets of the Company as of June 30, 2022:

	As of June 30, 2022	As of December 31, 2021
Deferred tax assets:

Net operating loss carry forwards
- United States of America	$46,333	$41,489
- Hong Kong	456	433
- People Republic China	36,855	27,238

Less: valuation allowance	(83,644)	(69,195)
Deferred tax assets	$-	$-

Management believes that it is more likely than not that the deferred tax assets will not be fully realizable in the future. Accordingly, the Company provided for a full valuation allowance against its deferred tax assets of $83,644 as of June 30, 2022.

13. SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after June 30, 2022 up through the date the Company issued the financial statements. No subsequent events have occurred that would require recognition or disclosure in the financial statements.

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

Results of operations

Three months ended June 30, 2022 and 2021

The Company generated revenue in the amount of $10,864 for the three months ended June 30, 2022 while the cost of revenue for was $6,428, which resulted in gross profit of $4,436 and a margin of 41%.

The Company generated revenue in the amount of $40,455 for the three months ended June 30, 2021 while the cost of revenue for was $21,581, which resulted in gross profit of $18,874 and a margin of 46.65%.

Fluctuation in gross profit margin caused by fluctuation in unit selling price, which varies amongst customers, depending on number of factors including customer historical purchase quantity and payment terms

The general and administrative expenses for the three months ended June 30, 2022 and 2021 were $40,511 and $31,878 respectively, primarily related to salary and social contribution, storage and logistic expenses, lease expenses, audit fees and consultancy fees.

As result, the Company incurred an operating loss of $36,071 and $12,988 for the three months ended June 30, 2022 and 2021, respectively.

Six months ended June 30, 2022 and 2021

The Company generated revenue in the amount of $24,826 for the six months ended June 30, 2022 while the cost of revenue for was $14,248, which resulted in gross profit of $10,578 and a margin of 43%.

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

The general and administrative expenses for the six months ended June 30, 2022 and 2021 were $72,399 and $67,822 respectively, primarily related to salary and social contribution, storage and logistic expenses, lease expenses, audit fees and consultancy fees.

As result, the Company incurred an operating loss of $61,814 and $39,932 for the six months ended June 30, 2022 and 2021, respectively.

Liquidity and Capital Resources

Six months ended June 30, 2022 and 2021

Cash Used In Operating Activities

For the six months ended June 30, 2022, the Company used $62,749 in operating activity, of which primarily consist of net loss, repayment of other payables and accrued liabilities and reduction in lease liability contra by amortization and decrease in inventories.

For the six months ended June 30, 2021, the Company used $16,422 in operating cash flow, of which primarily consist of net loss and repayment of other payables and accrued liabilities, offsetting by decreased in inventories.

Cash Used In Investing Activities

For the six months ended June 30, 2022 and 2021, the Company didn’t generate nor used any cash in investing activities.

Cash Provided by Financing Activities

For the six months ended June 30, 2022, the Company has received cash provided by director amounted $49,621.

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

The amount of cash denominated in RMB is approximately CNY26,906 (Equivalent to USD 4,016) as of June 30, 2022.

Off-balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders as of June 30, 2022.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer, of the effectiveness of our disclosure controls and procedures as of June 30, 2022. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our chief executive officer concluded that our disclosure controls and procedures were not effective. The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (i) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (ii) inadequate segregation of duties and effective risk assessment; (iii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines; and (iv) lack of internal audit function due to the fact that the Company lacks qualified resources to perform the internal audit functions properly and that the scope and effectiveness of the internal audit function are yet to be developed. The aforementioned material weaknesses were identified by our chief executive officer in connection with the review of our financial statements as of June 30, 2022.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2022. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of these controls.

As of June 30, 2022, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in 2013 and SEC guidance on conducting such assessments. Based on such evaluation, the Company’s management concluded that, during the period covered by this Report, our internal control over financial reporting were not effective due to the presence of material weaknesses.

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

Changes in Internal Control over Financial Reporting:

There were no changes in our internal control over financial reporting during the six months ending June 30, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: August 8, 2022

	By:	/s/ Wang Min
	Title:	Chief Executive Officer, President, Secretary, Treasurer, and Director (Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer)

-9-