Form 10-Q
period 2022-09-30
YCQH Agricultural Technology Co. Ltd
filed 2022-11-14
CIK 1794276

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2022

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

N/A

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name on each exchange on which registered
N/A	N/A	N/A

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 14, 2022
Common Stock, $0.0001 par value	101,400,000

PART I — FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

YCQH AGRICULTURAL TECHNOLOGY CO. LTD

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2022 AND DECEMBER 31, 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares or otherwise stated)

	As of September 30, 2022	As of December 31, 2021

ASSETS
Current assets
Cash and cash equivalents	$12,532	$33,038
Inventories	57,716	85,321
Prepayment, deposits and other receivables	10,125	3,139
Total current assets	80,373	121,498

Non-current Assets
Right-of-use assets, net	$2,237	$15,243
Total non-current assets	2,237	15,243

TOTAL ASSETS	$82,610	$136,741

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Other payables and accrued liabilities	$11,920	$24,815
Amount due to a director	298,542	235,517
Lease liability – current portion	2,237	15,243
Total current liabilities	$312,699	$275,575

TOTAL LIABILITIES	$312,699	$275,575

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.0001 par value; 200,000,000 shares authorized; 0 issued and outstanding
Common stock, $ 0.0001 par value; 800,000,000 shares authorized; 101,400,000 shares and 101,400,000 shares of common stock issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	$10,140	$10,140
Additional paid-in capital	148,860	148,860
Accumulated other comprehensive income	7,037	17,703
Accumulated deficit	(396,126)	(315,537)

TOTAL STOCKHOLDERS’ DEFICIT	$(230,089)	$(138,834)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$82,610	$136,741

See accompanying notes to unaudited condensed consolidated financial statements.

YCQH AGRICULTURAL TECHNOLOGY CO. LTD

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares or otherwise stated)

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
REVENUE	$28,848	$6,266	$53,674	$65,958

COST OF REVENUE	(5,566)	(3,212)	(19,813)	(35,047)

GROSS PROFIT	23,282	3,054	33,861	30,911

OPERATING EXPENSES
General and administrative	(42,061)	(115,182)	(114,460)	(183,004)

LOSS FROM OPERATION BEFORE INCOME TAX	(18,779)	(112,128)	(80,599)	(152,093)

INTEREST INCOME	3	19	10	52

LOSS BEFORE INCOME TAX	(18,776)	(112,109)	(80,589)	(152,041)

INCOME TAX EXPENSES	-	-	-	-

NET LOSS	(18,776)	(112,109)	(80,589)	(152,041)

Other comprehensive income:
- Foreign currency translation income	(5,567)	231	(10,666)	2,074

TOTAL COMPREHENSIVE LOSS	(24,343)	(111,878)	(91,255)	(149,967)

NET LOSS PER SHARE, BASIC AND DILUTED	(0.00)	(0.00)	(0.00)	(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED	101,400,000	96,632,609	101,400,000	92,227,007

See accompanying notes to unaudited condensed consolidated financial statements.

YCQH AGRICULTURAL TECHNOLOGY CO. LTD

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares or otherwise stated)

	COMMON STOCK
	NUMBER OF SHARES	AMOUNT	ADDITIONAL PAID-IN CAPITAL	ACCUMULATED DEFICIT	ACCUMULATED COMPREHENSIVE INCOME	TOTAL STOCKHOLDERS’ DEFICIT
Balance as of December 31, 2020	90,000,000	$9,000	$36,000	$(93,429)	$13,730	$(34,699)
Net loss for the period	-	-	-	(26,944)	-	(26,944)
Foreign currency translation	-	-	-	-	(473)	(473)
Balance as of March 31, 2021	90,000,000	$9,000	$36,000	$(120,373)	$13,257	$(62,116)
Net loss for the period	-	-	-	(12,988)	-	(12,988)
Foreign currency translation	-	-	-	-	2,316	2,316
Balance as of June 30, 2021	90,000,000	$9,000	$36,000	$(133,361)	$15,573	$(72,788)
Initial public offering	11,400,000	1,140	112,860	-	-	114,000
Net loss for the period	-	-	-	(112,109)	-	(112,109)
Foreign currency translation	-	-	-	-	231	231
Balance as of September 30, 2021	101,400,000	$10,140	$148,860	$(245,470)	$15,804	$(70,666)

	COMMON STOCK
	NUMBER OF SHARES	AMOUNT	ADDITIONAL PAID-IN CAPITAL	ACCUMULATED DEFICIT	ACCUMULATED COMPREHENSIVE INCOME	TOTAL STOCKHOLDERS’ EQUITY/(DEFICIT)
Balance as of December 31, 2021	101,400,000	$10,140	$148,860	$(315,537)	$17,703	$(138,834)
Net loss for the period	-	-	-	(25,742)	-	(25,742)
Foreign currency translation	-	-	-	-	275	275
Balance as of March 31, 2022	101,400,000	$10,140	$148,860	$(341,279)	$17,978	$(164,301)

Net loss for the period	-	-	-	(36,071)	-	(36,071)
Foreign currency translation	-	-	-	-	(5,374)	(5,374)
Balance as of June 30, 2022	101,400,000	$10,140	$148,860	$(377,350)	$12,604	$(205,746)
Net loss for the period	-	-	-	(18,776)	-	(18,776)
Foreign currency translation	-	-	-	-	(5,567)	(5,567)
Balance as of September 30, 2022	101,400,000	$10,140	$148,860	$(396,126)	$7,037	$(230,089)

See accompanying notes to unaudited condensed consolidated financial statements

YCQH AGRICULTURAL TECHNOLOGY CO. LTD

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares or otherwise stated)

	Nine Months Ended September 30, 2022	Nine Months Ended September 30, 2021

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(80,589)	$(152,041)

Adjustments to reconcile net profit to net cash used in operating activities:
Amortization	12,195	11,954

Changes in operating assets and liabilities:
Inventories	19,813	(34,528)
Prepayment, deposits and other receivables	(7,452)	47,918
Other payables and accrued liabilities	(12,754)	(11,645)
Change in lease liability	(12,195)	(11,954)

Net cash used in operating activities	$(80,982)	$(150,296)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceed from share issuance	-	114,000
Amount due to director	61,076	26,964

Net cash provided by financing activities	$61,076	$140,964

Effect of exchange rate changes on cash and cash equivalents	$(600)	$326

Net (decrease)/increase in cash and cash equivalents	$(20,506)	$(9,006)
Cash and cash equivalents, beginning of year	33,038	84,541

CASH AND CASH EQUIVALENTS, END OF YEAR	$12,532	$75,535

SUPPLEMENTAL CASH FLOWS INFORMATION
Cash paid for income taxes	$-	$-
Cash paid for interest paid	$-	$-

See accompanying notes to unaudited condensed consolidated financial statements.

YCQH AGRICULTURAL TECHNOLOGY CO. LTD

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

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

Accounts receivable are recognized and carried at the original invoice amount less an allowance for any uncollectible amounts. An estimate for doubtful accounts receivable is made when collection of the full amount is no longer probable. Bad debts are written off as identified. No allowance for doubtful accounts was made for the nine months ended September 30, 2022 and 2021.

Lease

The Company adopted the ASU No. 2016-02, on October 15, 2019 (date of inception). The Company leases office space for fixed periods with pre-emptive extension options. The Company recognizes lease payments for its short-term lease on a straight-line basis over the lease term.

As of September 30, 2022, the Company has one operating lease of which lease liability is initially and subsequently measured at the present value of the unpaid lease payments at the lease commencement date. The right-of-use asset is initially measured at cost, which comprises the initial amount of the lease liability adjusted for lease payments made at or before the lease commencement date, plus any initial direct costs incurred less any lease incentives received. Costs associated with operating lease assets are recognized on a straight-line basis within operating expenses over the term of the lease.

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

Revenue Recognition

The Company generates two streams of revenue.

The first stream of revenue is generated through sale of goods, primarily Bio-Carbon-Based-Fertilizer (“BCBF”). Revenue is recognized when a customer obtains control of promised goods or services and is recognized in an amount that reflects the consideration that the Company expects to receive in exchange for those goods or services. In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The amount of revenue that is recorded reflects the consideration that the Company expects to receive in exchange for those goods and services. The Company applies the following five-step model in order to determine this amount:

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

The second stream of revenue is generated through online retailing business, adopting ASU 2016-08, Revenue from Contracts with Customers (Topic 606) – Principal versus Agent Considerations. Under this policy, the Company should determine whether it is a principal or an agent when there is third party involved in providing goods and services to a customer. In our online retailing business, the Company was identified as an agent as the Company do not retain any form of inventory nor provides any form of after sales service and logistic but merely rely on supplier to fulfill such purposes. As such, revenue is being recognized on net basis, i.e. gross revenue received from customer deduct the cost of purchase to supplier.

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

Translation of amounts from the local currencies of the Company into US$ has been made at the following exchange rates for the respective periods:

	For the nine months ended September 30, 2022	For the nine months ended September 30, 2021
Period-end HK$ : US$1 exchange rate	7.75	7.75
Period-end CNY¥ : US$1 exchange rate	7.12	6.45
Period-average HK$ : US$1 exchange rate	7.75	7.75
Period-average CNY¥ : US$1 exchange rate	6.64	6.46

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

4. GOING CONCERN UNCERTAINTIES

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company suffered a loss of $80,589 for the nine months ended September 30, 2022 resulting in accumulated deficit of $396,126 and a working capital deficit of $232,326.

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

5. INVENTORIES

As of September 30, 2022 and December 31, 2021, the Company inventories consist of following:

	As of September 30, 2022	As of December 31, 2021
Finished goods	$57,716	$85,321

Total inventories	$57,716	$85,321

No allowance has been provided for the nine months ended September 30, 2022.

6. PREPAYMENT, DEPOSITS AND OTHER RECEIVABLES

As of September 30, 2022 and December 31, 2021, prepayment, deposits and other receivables consist of following:

	As of September 30, 2022	As of December 31, 2021
Deposits for Hong Kong Company Secretary	$13	$13
Employee advances	690	617
Rental prepayment	2,241	2,509
Deposit	1,686	-
Prepaid transfer agent fee and OTCIQ renewal	5,495	-
Total prepayment, deposits and other receivables	$10,125	$3,139

7. OTHER PAYABLES AND ACCRUED LIABILITIES

As of September 30, 2022 and December 31, 2021, other payables and accrued liabilities consist of following:

	As of September 30, 2022	As of December 31, 2021
Other payables	$1,920	$70
Accrued audit fee	4,000	16,645
Accrued professional fee	6,000	8,100
Total other payables and accrued liabilities	$11,920	$24,815

8. AMOUNT DUE TO A DIRECTOR

	As of September 30, 2022	As of December 31, 2021
Amount due to a director	$298,542	$235,517

As of September 30, 2022, the Company has an outstanding payable to director of $298,542, which is unsecured and non-interest bearing with no fixed terms of repayment.

9. SHAREHOLDERS’ EQUITY

As of September 30, 2022 and December 31, 2021, the Company has 101,400,000 shares and 101,400,000 shares of common stock issued and outstanding, respectively.

During the nine months ended September 30, 2022, the Company has not issued any shares.

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

The initial recognition of operating lease right and lease liability as follows:

Right-of-use assets, net as of December 31, 2020	$30,699
Less: amortization	(16,088)
Foreign exchange translation	632
Right-of-use assets, net as of December 31, 2021	15,243

Lease liability as of December 31, 2020	$30,699
Add: imputed interest	1,064
Less: principal repayment	(17,152)
Foreign exchange translation	632
Lease liability as of December 31, 2021	$15,243

As of September 30, 2022, operating lease right-of-use assets as follows:

Right-of-use assets, net as of December 31, 2021	$15,243
Amortization for the period ended September 30, 2022	(12,195)
Foreign exchange translation	(811)
Right-of-use assets, net as of September 30, 2022	$2,237

As of September 30, 2022, operating lease liability as follows:

Lease liability as of December 31, 2021	$15,243
Add: imputed interest for the period ended September 30, 2022	279
Less: gross repayment for the period ended September 30, 2022	(12,474)
Foreign exchange translation	(811)
Lease liability as of September 30, 2022	$2,237

Lease liability current portion	$2,237
Lease liability non-current portion	$-

Maturities of the loan for each of the five years and thereafter are as follows:
2022	$2,237

Other information:

Nine months ended September 30
2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flow to operating lease	$12,474
Remaining lease term for operating lease (years)	0.14
Weighted average discount rate for operating lease	4.75%

11. CONCENTRATION OF RISK

Customer Concentration

For the three months ended September 30, 2022, the Company generated total revenue of $28,848, of which one customer accounted for more than 10% of the Company’s total revenue. For the three months ended September 30, 2021, the Company generated total revenue of $6,266, of which three customers accounted for the Company’s entire revenue.

	For the three months ended September 30
	2022	2021	2022	2021	2022	2021
	Revenues		Percentage of revenues		Accounts receivable, trade

Customer A	$8,192	$-	28%	-%	$-	$-
Customer D	-	2,286	-%	36%	-	-
Customer E	-	663	-%	11%	-	-
Customer F	-	3,317	-%	53%	-	-
Others	20,656	-	72%	-%	-	-
Total	$28,848	$6,266	100%	100%	$-	$-

For the nine months ended September 30, 2022, the Company generated total revenue of $53,674, of which two customers accounted for more than 10% of the Company’s total revenue. For the nine months ended September 30, 2021, the Company generated total revenue of $65,958, of which two customers accounted for more than 10% of the Company’s total revenue.

	For the nine months ended September 30
	2022	2021	2022	2021	2022	2021
	Revenues		Percentage of revenues		Accounts receivable, trade

Customer A	$13,603	$41,392	25%	63%	$-	$-
Customer B	10,338	11,038	19%	17%	-	-
Others	29,733	13,528	56%	20%	-	-
Total	$53,674	$65,958	100%	100%	$-	$-

Vendor Concentration

For the three months ended September 30, 2022, the Company incurred cost of revenue of $5,566 solely accounted by a single vendor. For the three months ended September 30, 2021, the Company incurred cost of revenue of $3,212 solely accounted by a single vendor.

	For the three months ended September 30
	2022	2021	2022	2021	2022	2021
	Cost of revenue		Percentage of Cost of revenue		Accounts payable, trade

Vendor A	$5,566	$3,212	100%	100%	$-	$-
Total	$5,566	$3,212	100%	100%	$-	$-

For the nine months ended September 30, 2022, the Company incurred cost of revenue of $19,813 solely accounted by a single vendor. For the nine months ended September 30, 2021, the Company incurred cost of revenue of $35,047 solely accounted by a single vendor.

	For the nine months ended September 30
	2022	2021	2022	2021	2022	2021
	Cost of revenue		Percentage of Cost of revenue		Accounts payable, trade

Vendor A	$19,813	$35,047	100%	100%	$-	$-
Total	$19,813	$35,047	100%	100%	$-	$-

12. INCOME TAXES

The Company being a United States entity is subject to the United States federal income tax at 21%. No provision for income taxes in the United States has been made as the Company had no United States taxable income for the nine months ended September 30, 2022.

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

The following table summarizes a reconciliation of the Company’s income taxes expenses:

	For the Nine Months Ended September 30
	2022	2021
Computed expected benefits	25%	25%
Effect of foreign tax rate difference	(2)%	(3)%
Deferred tax assets not recognized	(23)%	(22)%
	-%	-%

	For the Nine Months Ended September 30
	2022	2021
PRC statutory tax rate	25%	25%
Computed expected benefits	(20,147)	(38,010)
Effect of foreign tax rate difference	1,881	4,576
Deferred tax assets not recognized	18,266	33,434
Income tax expense	-	-

The following table sets forth the significant components of the aggregate deferred tax assets of the Company as of September 30, 2022:

	As of September 30, 2022	As of December 31, 2021
Deferred tax assets:

Net operating loss carry forwards
- United States of America	$51,011	$41,489
- Hong Kong	466	433
- People Republic China	35,949	27,238

Less: valuation allowance	(87,426)	(69,195)
Deferred tax assets	$-	$-

Management believes that it is more likely than not that the deferred tax assets will not be fully realizable in the future. Accordingly, the Company provided for a full valuation allowance against its deferred tax assets of $87,426 as of September 30, 2022.

13. SEGMENT REPORTING

ASC 280, “Segment Reporting” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about services categories, business segments and major customers in financial statements. The Company has two reportable segments based on business unit, bio-carbon-based fertilizer (“BCBF”) trading business and online retailing business and single reportable segment based on country, China.

In accordance with the “Segment Reporting” Topic of the ASC, the Company’s chief operating decision maker has been identified as the Chief Executive Officer and President, who reviews operating results to make decisions about allocating resources and assessing performance for the entire Company. Existing guidance, which is based on a management approach to segment reporting, establishes requirements to report selected segment information quarterly and to report annually entity-wide disclosures about products and services, major customers, and the countries in which the entity holds material assets and reports revenue. All material operating units qualify for aggregation under “Segment Reporting” due to their similar customer base and similarities in economic characteristics; nature of products and services; and procurement, manufacturing and distribution processes.

	For the Nine Months Ended and As of September 30, 2022
By Business Unit	BCBF Trading Business	Online Retailing Business	Total
Revenue	$34,562	$19,112	$53,674

Cost of revenue	(19,813)	-	(19,813)
General and administrative expenses	(114,460)	-	(114,460)

Loss from operations	(99,711)	19,112	(80,599)

Total assets	$82,610	$-	$82,610
Capital expenditure	$-	$-	$-

	For the Nine Months Ended and As of September 30, 2021
By Business Unit	BCBF Trading Business	Total
Revenue	$65,958	$65,958

Cost of revenue	(35,047)	(35,047)
General and administrative expenses	(183,004)	(183,004)

Loss from operations	(152,093)	(152,093)

Total assets	$225,488	$225,488
Capital expenditure	$-	$-

	For the Nine Months Ended and As of September 30, 2022
By Country	China	Total
Revenue	$53,674	$53,674

Cost of revenue	(19,813)	(19,813)
General and administrative expenses	(114,460)	(114,460)

Loss from operations	(80,599)	(80,599)

Total assets	$82,610	$82,610
Capital expenditure	$-	$-

	For the Nine Months Ended and As of September 30, 2021
By Country	China	Total
Revenue	$65,958	$65,958

Cost of revenue	(35,047)	(35,047)
General and administrative expenses	(183,004)	(183,004)

Loss from operations	(152,093)	(152,093)

Total assets	$225,488	$225,488
Capital expenditure	$-	$-

14. SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after September 30, 2022 up through the date the Company issued the financial statements. No subsequent events have occurred that would require recognition or disclosure in the financial statements.

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

The following discussion contains certain statements that may be deemed “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements appear in a number of places in this Report, including, without limitation, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These statements are not guarantees of future performance and involve risks, uncertainties and requirements that are difficult to predict or are beyond our control. Forward-looking statements speak only as of the date of this quarter report. You should not put undue reliance on any forward-looking statements. We strongly encourage investors to carefully read the factors described in our Form S-1/A registration statement, filed on June 3, 2021, in the section entitled “Risk Factors” for a description of certain risks that could, among other things, cause actual results to differ from these forward-looking statements. We assume no responsibility to update the forward-looking statements contained in this quarter report on Form 10-Q. The following should also be read in conjunction with the unaudited Condensed Consolidated Financial Statements and notes thereto that appear elsewhere in this report.

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

On July 25, 2022, the Company ventures into online retailing business through e-commerce platform, retailing a series of daily use products covering from healthcare products, cosmetic products, fashion products, household products and so forth. Customer will place order through platform and make payment accordingly of which shall be collected by Company. Meanwhile Company shall place exact order towards supplier and supplier will deliver such ordered products directly to customer, settlement between Company and supplier will take place once a week. It is worth mentioning that the Company act as the intermediary role and do not keep any form of inventory throughout the transaction.

Results of operations

For the nine months ended September 30, 2022 and 2021, the Company has generated a revenue of $53,674 and $65,958, respectively. Breakdown of revenue as following:

	Three months ended September 30		Nine months ended September 30
	2022	2021	2022	2021
BCBF Business Sales Revenue	$9,736	$6,266	$34,562	$65,958
Percentage towards Total Revenue	34%	100%	64%	100%

Online Business Revenue	$19,112	$-	$19,112	$-
Percentage towards Total Revenue	66%	0%	36%	0%
Total Revenue	$28,848	$6,266	$53,674	$65,958

BCBF Business Cost of Sales	(5,566)	(3,212)	(19,813)	(35,047)
Online Business Cost of Sales	-	-	-	-
Total Cost of Sales	$(5,566)	$(3,212)	$(19,813)	$(35,047)

BCBF Business Gross Profit	4,170	3,054	14,749	30,911
Online Business Gross Profit	19,112	-	19,112	-
Total Gross Profit	$23,282	$3,054	$33,861	$30,911

Gross Profit Margin	81%	49%	63%	47%

BCBF Business Gross Profit Margin	43%	49%	43%	47%
Online Business Gross Profit Margin	100%	-%	100%	-%

For the three months ended September 30, 2022, the Company has experience significant improvement in total revenue due to the establishment of new business segment, which is the online retailing business through e-commerce platform. For the nine months ended September 30, 2022, the revenue of BCBF trading business has been reduced because the sales of BCBF have decreased. For the three months and nine months ended September 30, 2022, the BCBF trading business segment contributed 34% and 64% of the total revenue respectively while the online retailing business segment contributed 66% and 36% of the total revenue respectively.

Three months ended September 30, 2022 and 2021

The Company generated revenue in the amount of $28,848 for the three months ended September 30, 2022 while the cost of revenue for was $5,566, which resulted in gross profit of $23,282 and a gross margin of 81%. For the three months ended September 30, 2022, the Company generated revenue from BCBF trading business in the amount of $9,736 while the cost of revenue for was $5,566, which resulted in gross profit of $4,170 and a gross margin of 43%. For the three months ended September 30, 2022, the Company generated revenue from online business in the amount of $19,112 while the cost of revenue for was none, which resulted in gross profit of $19,112 and a gross margin of 100%.

The Company generated revenue in the amount of $6,266 for the three months ended September 30, 2021 while the cost of revenue for was $3,212, which resulted in gross profit of $3,054 and a gross margin of 49%.

The Company has improved the revenue due to the establishment of new business segment, which is the online retailing business through e-commerce platform. Fluctuation in gross profit margin of BCBF trading business which caused by fluctuation in unit selling price, may vary amongst customers, depending on number of factors including customer historical purchase quantity and payment terms.  The gross profit margin of online business may vary amongst customers due to the types of products required by the customers based on their consumption behaviors.

The general and administrative expenses for the three months ended September 30, 2022 and 2021 were $42,061 and $115,182 respectively, primarily related to salary and social contribution, storage and logistic expenses, lease expenses, audit fees and consultancy fees. The general and administrative expenses have been reduced because the consultancy fee has decreased significantly as the business consultancy fee is being charged one-time off only.

As result, the Company incurred an operating loss of $18,779 and $112,128 for the three months ended September 30, 2022 and 2021, respectively.

Nine months ended September 30, 2022 and 2021

The Company generated revenue in the amount of $53,674 for the nine months ended September 30, 2022 while the cost of revenue was $19,813, which resulted in gross profit of $33,861 and a gross margin of 63%. For the nine months ended September 30, 2022, the Company generated revenue from BCBF trading business in the amount of $34,562 while the cost of revenue for was $19,813, which resulted in gross profit of $14,749 and a gross margin of 43%. For the nine months ended September 30, 2022, the Company generated revenue from online business in the amount of $19,112 while the cost of revenue for was none, which resulted in gross profit of $19,112 and a gross margin of 100%.

The Company generated revenue in the amount of $65,958 for the nine months ended September 30, 2021 while the cost of revenue was $35,047, which resulted in gross profit of $30,911 and a gross margin of 47%.

The Company has improved the revenue due to the establishment of new business segment, which is the online retailing business through e-commerce platform. Fluctuation in gross profit margin of BCBF trading business which caused by fluctuation in unit selling price, may vary amongst customers, depending on number of factors including customer historical purchase quantity and payment terms.  The gross profit margin of online business may vary amongst customers due to the types of products required by the customers based on their consumption behaviors.

The general and administrative expenses for the nine months ended September 30, 2022 and 2021 were $114,460 and $183,004 respectively, primarily related to salary and social contribution, storage and logistic expenses, lease expenses, audit fees and consultancy fees. The general and administrative expenses have been reduced because the consultancy fee has decreased significantly as the business consultancy fee is being charged one-time off only.

As result, the Company incurred an operating loss of $80,599 and $152,093 for the nine months ended September 30, 2022 and 2021, respectively.

Liquidity and Capital Resources

Nine months ended September 30, 2022 and 2021

Cash Used In Operating Activities

For the nine months ended September 30, 2022, the Company used $80,982 in operating activity, of which primarily consist of net loss, increase in prepayment, decrease in other payables and accrued liabilities and reduction in lease liability contra by amortization and decrease in inventories.

For the nine months ended September 30, 2021, the Company used $150,296 in operating activity, of which primarily consist of net loss, increase in inventories, decrease in other payables and accrued liabilities and reduction in lease liability offsetting by amortization and decrease in prepayment, deposits and other receivables.

Cash Used In Investing Activities

For the nine months ended September 30, 2022 and 2021, the Company did not generate nor used any cash in investing activities.

Cash Provided by Financing Activities

For the nine months ended September 30, 2022, the Company has received cash provided by director amounted $61,076.

For the nine months ended September 30, 2021, the Company has received cash provided by financing activities in the amount of $140,964, of which consist of $26,964 advancement from director pertaining to expenses paid on behalf and $114,000 proceed pertaining to public offering.

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

The amount of cash denominated in RMB is approximately CNY51,837 (Equivalent to USD 7,285) as of September 30, 2022.

Off-balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders as of September 30, 2022.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer, of the effectiveness of our disclosure controls and procedures as of September 30, 2022. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our chief executive officer concluded that our disclosure controls and procedures were not effective. The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (i) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (ii) inadequate segregation of duties and effective risk assessment; (iii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines; and (iv) lack of internal audit function due to the fact that the Company lacks qualified resources to perform the internal audit functions properly and that the scope and effectiveness of the internal audit function are yet to be developed. The aforementioned material weaknesses were identified by our chief executive officer in connection with the review of our financial statements as of September 30, 2022.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2022. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of these controls.

As of September 30, 2022, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in 2013 and SEC guidance on conducting such assessments. Based on such evaluation, the Company’s management concluded that, during the period covered by this Report, our internal control over financial reporting were not effective due to the presence of material weaknesses.

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

Changes in Internal Control over Financial Reporting:

There were no changes in our internal control over financial reporting during the nine months ending September 30, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: November 14, 2022

	By:	/s/ Wang Min
	Title:	Chief Executive Officer, President, Secretary, Treasurer, and Director (Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer)

-9-