Form 10-K
period 2022-12-31
YCQH Agricultural Technology Co. Ltd
filed 2023-03-30
CIK 1794276

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended December 31, 2022

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

No. 1104, Ren Min Nan Road No. 45,

Wuhou District, Chengdu, Sichuan Province, China 610000.

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

$10,280,000 as of June 30, 2022

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE

PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

N/A

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name on each exchange on which registered
N/A	N/A	N/A

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 30, 2023
Common Stock, $0.0001 par value	101,400,000

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements. These forward-looking statements are not historical facts but rather are based on current expectations, estimates and projections. We may use words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “foresee,” “estimate” and variations of these words and similar expressions to identify forward-looking statements. These statements are not guarantee of future performance and are subject to certain risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted. These risks and uncertainties include the following:

●	The availability and adequacy of our cash flow to meet our requirements;

●	Economic, competitive, demographic, business and other conditions in our local and regional markets;

●	Changes or developments in laws, regulations or taxes in our industry;

●	Actions taken or omitted to be taken by third parties including our suppliers and competitors, as well as legislative, regulatory, judicial and other governmental authorities;

●	Competition in our industry;

●	The loss of or failure to obtain any license or permit necessary or desirable in the operation of our business;

●	Changes in our business strategy, capital improvements or development plans;

●	The availability of additional capital to support capital improvements and development; and

●	Other risks identified in this report and in our other filings with the Securities and Exchange Commission or the SEC.

This report should be read completely and with the understanding that actual future results may be materially different from what we expect. The forward-looking statements included in this report are made as of the date of this report and should be evaluated with consideration of any changes occurring after the date of this Report. We will not update forward-looking statements even though our situation may change in the future and we assume no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

Use of Defined Terms

Except as otherwise indicated by the context, references in this Report to:

●	The “Company,” “we,” “us,” “our,” or “Birdie Win” are references to Birdie Win Corporation, a Nevada corporation.

●	“Common Stock” refers to the common stock, par value $0.001, of the Company;

●	“U.S. dollar,” “$” and “US$” refer to the legal currency of the United States;

●	“Securities Act” refers to the Securities Act of 1933, as amended; and

●	“Exchange Act” refers to the Securities Exchange Act of 1934, as amended.

PART I

ITEM 1. BUSINESS

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

On December 10, 2019, YCQH HK incorporated YCWB Agricultural Technology Co. Limited, a wholly foreign owned enterprise, in SiChuan Province, China, herein referred as “YCWB,” with Ms. Wang Min as the legal representative.

On June 15, 2020, the Company through subsidiary YCWB acquired SCQC Agricultural Co. Limited., herein referred as “SCQC,” a company incorporated in SiChuan Province, China for a consideration of CNY 1,169,996 (approximate $165,605) with carrying value on book of CNY 1,168,554 (approximate $165,401) from a third party. The premium was accounted as expense for the year ended December 31, 2020.

The Company and all its subsidiaries share the same address and maintain physical office space at No. 1104, Ren Min Nan Road No. 45, Wuhou District, Chengdu, Sichuan Province, China 610000. SCQC entered into tenancy agreement with a third party landlord to rent the aforementioned physical office space on December 01, 2022 with an effective period of two years commencing on December 01, 2022 and extending to November 30, 2024 at CNY 24,900 per month, payable on quarterly basis.

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

DESCRIPTION OF BUSINESS

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

ITEM 2. PROPERTIES

Our principal executive office is located at No. 1104, Ren Min Nan Road No. 45, Wuhou District, Chengdu, Sichuan Province, China 610000.

SCQC entered into tenancy agreement with a third-party landlord to rent the aforementioned physical office space on December 01, 2022 with an effective period of two years commencing on December 01, 2022 and extending to November 30, 2024 at CNY 24,900 per month, payable on quarterly basis.

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

PART II

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

Fiscal Year 2022	High Bid	Low Bid
First Quarter	$0.09	$0.01
Second Quarter	$0.15	$0.01
Third Quarter	$0.20	$0.11
Fourth Quarter	$0.20	$0.20

Fiscal Year 2021	High Bid	Low Bid
First Quarter	$-	$-
Second Quarter	$-	$-
Third Quarter	$-	$-
Fourth Quarter	$0.07	$0.07

Dividend

No cash dividends were paid on our shares of common stock during the fiscal year ended December 31, 2022 and 2021. We have not paid any cash dividends since our inception on October 15, 2019 and we currently have no plans to pay such dividends. Our board of directors currently intends to retain all earnings for use in the business for the foreseeable future.

Holders

The Company has issued and outstanding common shares of 101,400,000 common shares with 66 shareholders as of March 30, 2023. There are no outstanding options or warrants or securities that are convertible into shares of common stock.

Transfer Agent and Registrar

The transfer agent for our capital stock is Transfer Online, Inc., with an address at 512 SE Salmon St., Portland, OR 97214, United States and telephone number is +1 (503) 227-2950.

Penny Stock Regulations

The Securities and Exchange Commission has adopted regulations which generally define “penny stock” to be an equity security that has a market price of less than $5.00 per share. Our Common Stock, when and if a trading market develops, may fall within the definition of penny stock and be subject to rules that impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors (generally those with assets in excess of $1,000,000, or annual incomes exceeding $200,000 individually, or $300,000, together with their spouse).

For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of such securities and have received the purchaser’s prior written consent to the transaction. Additionally, for any transaction, other than exempt transactions, involving a penny stock, the rules require the delivery, prior to the transaction, of a risk disclosure document mandated by the Securities and Exchange Commission relating to the penny stock market. The broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and, if the broker-dealer is the sole market-maker, the broker-dealer must disclose this fact and the broker-dealer’s presumed control over the market. Finally, monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. Consequently, the “penny stock” rules may restrict the ability of broker-dealers to sell our Common Stock and may affect the ability of investors to sell their Common Stock in the secondary market.

In addition to the “penny stock” rules promulgated by the Securities and Exchange Commission, the Financial Industry Regulatory Authority (“FINRA”) has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low-priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low-priced securities will not be suitable for at least some customers. The FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit the investors’ ability to buy and sell our stock.

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

The Company rely on internal generate funds from revenue and advances from director for the payment of salary and social insurance expenses, as all use of proceeds from public offering was fully utilized. All of aforementioned expenses were direct payment to non-related third-party service provider.

Purchases of Equity Securities by the Registrant and Affiliated Purchasers

We have not repurchased any shares of our common stock during the fiscal year ended December 31, 2022.

Other Stockholder Matters

None.

ITEM 6. SELECTED FINANCIAL DATA

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations for the fiscal year ended December 31, 2022 should be read in conjunction with our Financial Statements and corresponding notes to those financial statements that are included in this Annual Report on Form 10-K. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations, and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Risk Factors and Special Note Regarding Forward-Looking Statements in this report. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” “target”, “forecast” and similar expressions to identify forward-looking statements.

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

Results of operations

Year ended December 31, 2022

For the years ended December 31, 2022 and 2021, the Company has generated a revenue of $118,396 and $105,317, respectively. Breakdown of revenue as following:

	Years ended December 31
	2022	2021
BCBF Business Sales Revenue	$33,972	$105,317
Percentage towards Total Revenue	29%	100%

Online Business Revenue	$84,424	$-
Percentage towards Total Revenue	71%	0%
Total Revenue	$118,396	$105,317

BCBF Business Cost of Sales	(19,475)	(57,178)
Online Business Cost of Sales	-	-
Total Cost of Sales	$(19,475)	$(57,178)

BCBF Business Gross Profit	14,497	48,139
Online Business Gross Profit	84,424	-
Total Gross Profit	$98,921	$48,139

Gross Profit Margin	84%	46%

BCBF Business Gross Profit Margin	43%	46%
Online Business Gross Profit Margin	100%	-%

For the year ended December 31, 2022, the Company has experience significant improvement in total revenue due to the establishment of new business segment, which is the online retailing business through e-commerce platform. For the year ended December 31, 2022, the revenue of BCBF trading business has been reduced because the sales of BCBF have decreased. For the year ended December 31, 2022, the BCBF trading business segment and the online retailing business segment contributed 29% and 71% of the total revenue respectively.

Years ended December 31, 2022 and 2021

The Company generated revenue in the amount of $118,396 for the year ended December 31, 2022 while the cost of revenue was $19,475, which resulted in gross profit of $98,921 and a gross margin of 84%. For the year ended December 31, 2022, the Company generated revenue from BCBF trading business in the amount of $33,972 while the cost of revenue for was $19,475, which resulted in gross profit of $14,497 and a gross margin of 43%. For the year ended December 31, 2022, the Company generated revenue from online business in the amount of $84,424 while the cost of revenue for was none, which resulted in gross profit of $84,424 and a gross margin of 100%.

The Company generated revenue in the amount of $105,317 for the year ended December 31, 2021 while the cost of revenue was $57,178, which resulted in gross profit of $48,139 and a gross margin of 46%.

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

The general and administrative expenses for the year ended December 31, 2022 and 2021 were $173,471 and $270,307 respectively, primarily related to salary and social contribution, storage and logistic expenses, lease expenses, audit fees and consultancy fees. The general and administrative expenses have been reduced because the consultancy fee has decreased significantly as the business consultancy fee is being charged one-time off only.

As result, the Company incurred an operating loss of $74,550 for the year ended December 31, 2022 and incurred an operating loss of $222,168 for the year ended December 31, 2021.

Liquidity and Capital Resources

Years ended December 31, 2022 and 2021

Cash Used In Operating Activities

For the year ended December 31, 2022, the Company realized cash provided by operating activity in the amount of $120,469, of which primarily consist of net loss, offsetting by decreased in inventories, increased in prepayment and increased in other payables.

For the year ended December 31, 2021, the Company used $161,812 in operating cash flow, of which primarily consist of net loss and increased in inventories, offsetting by decreased in prepayment and increased in other payables.

Cash Used In Investing Activities

For the year ended December 31, 2022, the Company does not have any investing activities affecting cash position.

For the year ended December 31, 2021, the Company does not have any investing activities affecting cash position.

Cash Provided by Financing Activities

For the year ended December 31, 2022, the Company realized cash provided by financing activity in the amount of $84,561, of which consist of advance from director.

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

The amount of cash denominated in RMB is approximately CNY1,573,043 (Equivalent to USD227,680) as of December 31, 2022.

Off-balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders as of December 31, 2022.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of YCQH Agricultural Technology Co. Ltd:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of YCQH Agricultural Technology Co. Ltd together with its subsidiaries (“the Company”) as of December 31, 2022, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

Going concern uncertainty

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4 to the financial statements, the Company incurred loss of $74,450 for the year ended December 31, 2022 resulting in accumulated deficit of $389,987 and a working capital deficit of $263,641 that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 4. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Emphasis of Matter

The Company has significant transactions with a director, which are described in Note 8 to the financial statements. Transactions involving related party cannot be presumed to be carried out on an arm’s length basis, as the requisite conditions of competitive, free market dealings may not exist.

/s/ Onestop Assurance PAC

We have served as the Company’s auditor since 2021.

Singapore

March 30, 2023

YCQH AGRICULTURAL TECHNOLOGY CO. LTD

AUDITED CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2022 AND 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares or otherwise stated)

	As of December 31, 2022	As of December 31, 2021

ASSETS
Current assets
Cash and cash equivalents	$232,706	$33,038
Inventories	59,444	85,321
Prepayment, deposits and other receivables	19,747	3,139
Total current assets	311,897	121,498

Non-current Assets
Right-of-use assets, net	$79,394	$15,243
Total non-current assets	79,394	15,243

TOTAL ASSETS	$391,291	$136,741

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Other payables and accrued liabilities	$94,214	$24,815
Deferred revenue	118,868	-
Amount due to a director	321,933	235,517
Lease liability – current portion	40,523	15,243
Total current liabilities	$575,538	$275,575

Non-current liabilities
Lease liability – non-current portion	$38,871	$-
Total non-current liabilities	38,871	-

TOTAL LIABILITIES	$614,409	$275,575

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.0001 par value; 200,000,000 shares authorized; 0 issued and outstanding
Common stock, $ 0.0001 par value; 800,000,000 shares authorized; 101,400,000 shares and 101,400,000 shares of common stock issued and outstanding as of December 31, 2022 and 2021, respectively	$10,140	$10,140
Additional paid-in capital	148,860	148,860
Accumulated other comprehensive income	7,869	17,703
Accumulated deficit	(389,987)	(315,537)

TOTAL STOCKHOLDERS’ DEFICIT	$(223,118)	$(138,834)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$391,291	$136,741

See accompanying notes to consolidated financial statements.

YCQH AGRICULTURAL TECHNOLOGY CO. LTD

AUDITED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR YEARS ENDED DECEMBER 31, 2022 AND 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares or otherwise stated)

	Year ended December 31, 2022	Year ended December 31, 2021

REVENUE	118,396	$105,317

COST OF REVENUE	(19,475)	(57,178)

GROSS PROFIT	98,921	$48,139

OPERATING EXPENSES
General and administrative	(173,471)	(270,307)

LOSS FROM OPERATION BEFORE INCOME TAX	(74,550)	(222,168)

INTEREST INCOME	100	60

LOSS BEFORE INCOME TAX	(74,450)	$(222,108)

INCOME TAX EXPENSES	-	-

NET LOSS	(74,450)	$(222,108)

Other comprehensive (loss)/income:
- Foreign currency translation (loss)/income	(9,834)	3,973

TOTAL COMPREHENSIVE LOSS	(84,284)	$(218,135)

NET LOSS PER SHARE, BASIC AND DILUTED	(0.00)	(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED	101,400,000	101,400,000

See accompanying notes to consolidated financial statements.

YCQH AGRICULTURAL TECHNOLOGY CO. LTD

AUDITED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

FOR YEARS ENDED DECEMBER 31, 2022 AND 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares or otherwise stated)

	Common Stock					Total
	NUMBER OF Shares	Amount	Additional Paid-in Capital	Accumulated DEFICIT	Accumulated comprehensive INCOME	STOCKHOLDERS’ EQUITY/ (DEFICIT)
Balance as of December 31, 2020	90,000,000	$9,000	$36,000	$(93,429)	$13,730	$(34,699)

Initial public offering	11,400,000	1,140	112,860	-	-	114,000
Net loss for the year	-	-	-	(222,108)	-	(222,108)
Foreign currency translation	-	-	-	-	3,973	3,973
Balance as of December 31, 2021	101,400,000	$10,140	$148,860	$(315,537)	$17,703	$(138,834)
Initial public offering	-	-	-	-	-	-
Net loss for the year	-	-	-	(74,450)	-	(74,450)
Foreign currency translation	-	-	-	-	(9,834)	(9,834)
Balance as of December 31, 2022	101,400,000	10,140	148,860	(389,987)	7,869	(223,118)

See accompanying notes to consolidated financial statements

YCQH AGRICULTURAL TECHNOLOGY CO. LTD

AUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR YEARS ENDED DECEMBER 31, 2022 AND 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares or otherwise stated)

	Year Ended December 31, 2022	Year Ended December 31, 2021

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(74,450)	$(222,108)

Adjustments to reconcile net profit to net cash used in operating activities:
Amortization	17,712	16,088

Changes in operating assets and liabilities:
Inventories	19,475	(12,633)
Prepayment, deposits and other receivables	(17,166)	69,811
Other payables and accrued liabilities	70,998	3,118
Deferred revenue	121,612	-
Change in lease liability	(17,712)	(16,088)

Net cash provided by/(used in) operating activities	$120,469	$(161,812)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceed from share issuance	$-	$114,000
Amount due to director	84,561	(4,109)

Net cash provided by financing activities	$84,561	$109,891

Effect of exchange rate changes on cash and cash equivalents	$(5,362)	$418

Net increase/(decrease) in cash and cash equivalents	$199,668	$(51,503)
Cash and cash equivalents, beginning of year	33,038	84,541

CASH AND CASH EQUIVALENTS, END OF YEAR	$232,706	$33,038

SUPPLEMENTAL CASH FLOWS INFORMATION
Cash paid for income taxes	$-	$-
Cash paid for interest paid	$-	$-

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Right-of-use assets obtained in exchange for operating lease obligations	$-	$-

See accompanying notes to consolidated financial statements.

YCQH AGRICULTURAL TECHNOLOGY CO. LTD

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR YEARS ENDED DECEMBER 31, 2022 AND 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares or otherwise stated)

1. ORGANIZATION AND BUSINESS BACKGROUND

YCQH Agricultural Technology Co. Ltd., was incorporated on October 15, 2019 under the laws of the State of Nevada of which Ms. Wang Min was appointed the President, Secretary, Treasurer and sole director of our board.

The Company primarily operates in bio-carbon-based fertilizer (“BCBF”) trading business, including wholesaling and retailing to customer mainly based in People Republic of China, sourcing directly from producers in China. The Company does not maintain and operate any production and manufacturing of BCBF facility or machine and equipment. The Company ventures into online retailing business through e-commerce platform, retailing a series of daily use products covering from healthcare products, cosmetic products, fashion products, household products and so forth. The Company acts as the intermediary role and do not keep any form of inventory throughout the transaction.

Company name	Place/date of incorporation	Principal activities
YCQH Holding Limited (“YCQH Seychelles”)	Seychelles / October 11, 2019	Investment holding

YCQH Agricultural Technology Co. Limited (“YCQH HK”)	Hong Kong / October 10, 2019	Investment holding

YCWB Agricultural Technology Co. Limited (“YCWB”)	SiChuan Province, China /December 10, 2019	Operates in bio-carbon-based fertilizer trading business

SCQC Agriculture Co. Limited (“SCQC”)	SiChuan Province, China /November 1, 2019(acquired on June 15, 2020)	Operates in bio-carbon-based fertilizer trading business and daily use products online retailing business

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

The Company’s executive office is located at No. 1104, Ren Min Nan Road No. 45, Wuhou District, Chengdu, Sichuan Province, China 610000.

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

Accounts Receivable are recognized and carried at the original invoice amount less an allowance for any uncollectible amounts. An estimate for doubtful accounts receivable is made when collection of the full amount is no longer probable. Bad debts are written off as identified. No allowance for doubtful accounts was made for both years ended December 31, 2022 and 2021.

Lease

The Company adopted the ASU No. 2016-02, on October 15, 2019 (date of inception). The Company leases office space for fixed periods pre-emptive extension options. The Company recognizes lease payments for its short-term lease on a straight-line basis over the lease term.

As of December 31, 2022, the Company have one operating lease of which lease liability is initially and subsequently measured at the present value of the unpaid lease payments at the lease commencement date. The right-of-use asset is initially measured at cost, which comprises the initial amount of the lease liability adjusted for lease payments made at or before the lease commencement date, plus any initial direct costs incurred less any lease incentives received. Costs associated with operating lease assets are recognized on a straight-line basis within operating expenses over the term of the lease.

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

The second stream of revenue is generated through online retailing business, adopting ASU 2016-08, Revenue from Contracts with Customers (Topic 606) – Principal versus Agent Considerations. Under this policy, the Company should determine whether it is a principal or an agent when there is third party involved in providing goods and services to a customer. In our online retailing business, the Company was identified as an agent as the Company do not retain any form of inventory nor provides any form of after sales service and logistic but merely rely on supplier to fulfill such purposes. As such, revenue is being recognized on net basis, i.e. gross revenue received from customer deduct the cost of purchase to supplier. The Company recognized the revenue generated through online retailing business at the point of products delivery and hence some of the revenue received shall be classified as deferred revenue when the products have not been shipped out by the suppliers. As of December 31, 2022, the Company reported deferred revenue of $118,868, reflecting advance payments from customers for orders received, with the products not yet delivered and the related revenue recognition criteria unmet.

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

Translation of amounts from the local currencies of the Company into US$ has been made at the following exchange rates for the respective periods:

	For the year ended December 31, 2022	For the year ended December 31, 2021
Period-end HK$ : US$1 exchange rate	7.75	7.75
Period-end CNY¥ : US$1 exchange rate	6.91	6.36
Period-average HK$ : US$1 exchange rate	7.75	7.75
Period-average CNY¥ : US$1 exchange rate	6.75	6.44

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

4. GOING CONCERN UNCERTAINTIES

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company incurred a loss of $74,450 for the year ended December 31, 2022 resulting in accumulated deficit of $389,987 and a working capital deficit of $263,641.

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

5. INVENTORIES

As of December 31, 2022 and 2021, the Company’s inventories consist of following:

	As of December 31, 2022	As of December 31, 2021
Finished goods	$59,444	$85,321

Total inventories	$59,444	$85,321

No inventories allowance has been provided for years ended December 31, 2022 and 2021.

6. PREPAYMENT, DEPOSITS AND OTHER RECEIVABLES

As of December 31, 2022 and 2021, the Company’s prepayment, deposits and other receivables consist of following:

	As of December 31, 2022	As of December 31, 2021
Deposits for Hong Kong Company Secretary	$13	$13
Employee advances	43	617
Rental prepayment	10,812	2,509
Deposit	5,334	-
Prepaid transfer agent fee	3,545	-
Total prepayment, deposits and other receivables	$19,747	$3,139

7. OTHER PAYABLES AND ACCRUED LIABILITIES

As of December 31, 2022 and 2021, the Company’s other payables and accrued liabilities consist of following:

	As of December 31, 2022	As of December 31, 2021
Other payables	$69,069	$70
Accrued audit fee	645	16,645
Accrued professional fee	24,500	8,100
Total other payables and accrued liabilities	$94,214	$24,815

8. AMOUNT DUE TO A DIRECTOR

	As of December 31, 2022	As of December 31, 2021
Amount due to a director	$321,933	$235,517

As of December 31, 2022, the Company has an outstanding payable of $321,933 to our director, Ms. Wang Min, which is unsecured and non-interest bearing with no fixed terms of repayment. During the year ended December 31, 2022, the Company recorded an amount due to our director, Ms. Wang Min of $84,561.

9. SHAREHOLDERS’ EQUITY

As of December 31, 2022 and 2021, the Company has 101,400,000 shares and 101,400,000 shares of common stock issued and outstanding, respectively.

During the year ended December 31, 2022, the Company has not issued any shares.

During the year ended December 31, 2021, the Company issued an aggregated of 11,400,000 shares of its common stock at $0.01 per share for aggregate gross proceeds of $114,000.

The Company has 800,000,000 shares of common stock and 200,000,000 shares of preference stock authorized, no share of preference stock issued and outstanding.

10. LEASE RIGHT-OF-USE ASSET AND LEASE LIABILITIES

On November 11, 2020, the management of the Company through indirect wholly owned subsidiary SCQC Agriculture Co. Limited enter into a tenancy agreement to rent an office with an area of approximate 133 square meter for monthly rental of CNY9,200 (approximate $1,429) for a period of two years.

On December 01, 2022, the management of the Company through indirect wholly owned subsidiary SCQC Agriculture Co. Limited enter into a tenancy agreement to rent an office with an area of approximate 232 square meter for monthly rental of CNY24,900 (approximate $3,604) for a period of two years.

The initial recognition of operating lease right and lease liability as follows:

Right-of-use assets, net as of December 31, 2020	$30,699
Less: amortization	(16,088)
Foreign exchange translation	632
Right-of-use assets, net as of December 31, 2021	$15,243

Lease liability as of December 31, 2020	30,699
Add: imputed interest	1,064
Less: principal repayment	(17,152)
Foreign exchange translation	632
Lease liability as of December 31, 2021	$15,243

As of December 31, 2022, operating lease right-of-use assets as follows:

Right-of-use assets, net as of December 31, 2021	$15,243
New lease recognized for the year ended December 31, 2022	82,685
Amortization for the year ended December 31, 2022	(17,712)
Foreign exchange translation	(822)
Right-of-use assets, net as of December 31, 2022	$79,394

As of December 31, 2022, operating lease liability as follows:

Lease liability as of December 31, 2021	$15,243
New lease recognized for the year ended December 31, 2022	82,685
Add: imputed interest for the year ended December 31, 2022	598
Less: gross repayment for the year ended December 31, 2022	(18,309)
Foreign exchange translation	(823)
Lease liability as of December 31, 2022	$79,394

Lease liability current portion	$40,523
Lease liability non-current portion	$38,871

Maturities of the loan for each of the five years and thereafter are as follows:
2023	$40,523
2024	38,871

Other information:

Year ended December 31, 2022

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flow to operating lease	$18,309
Remaining lease term for operating lease (years)	1.92
Weighted average discount rate for operating lease	4.75%

11. CONCENTRATION OF RISK

Customer Concentration

For the year ended December 31, 2022, the Company generated total revenue of $118,396, of which one customer accounted for more than 10% of the Company’s total revenue.

For the year ended December 31, 2021, the Company generated total revenue of $105,317, of which three customers accounted for more than 10% of the Company’s total revenue.

	For years December 31
	2022	2021	2022	2021	2022	2021
	Revenues		Percentage of revenues		Accounts receivable, trade

Customer A	$13,371	$44,686	11%	42%	$-	$-
Customer B	10,162	17,720	9	17	-	-
Customer C	4,265	11,075	4	11	-	-
Others	90,598	31,836	76	30	-	-
Total	$118,396	$105,317	100%	100%	$-	$-

Vendor Concentration

For the year ended December 31, 2022, the Company incurred cost of revenue of $19,475 solely accounted by single vendor.

For the year ended December 31, 2021, the Company incurred cost of revenue of $57,178 solely accounted by single vendor.

	For year ended December 31
	2022	2021	2022	2021	2022	2021
	Cost of revenue		Percentage of Cost of revenue		Accounts payable, trade

Vendor A	$19,475	$57,178	100%	100%	$-	$-

Total	$19,475	$57,178	100%	100%	$-	$-

12. INCOME TAXES

The Company being a United States entity is subjected to the United States federal income tax at 21%. No provision for income taxes in the United States has been made as the Company had no United States taxable income for years ended December 31, 2022 and 2021.

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

The following table summarizes a reconciliation of the Company’s income taxes expenses:

	For years ended December 31
	2022	2021
Computed expected expenses	(25)%	25%
Effect of foreign tax rate difference	5%	(3)%
Deferred tax assets not recognized	21%	(22)%
Temporary difference not recognized	(1)%	-%
	-%	-%

	For years ended December 31
	2022	2021
PRC statutory tax rate	25%	25%
Computed expected expenses	(18,613)	(55,527)
Effect of foreign tax rate difference	3,725	7,330
Deferred tax assets not recognized	15,799	48,197
Temporary difference not recognized	(911)	-
Income tax expense	-	-

The following table sets forth the significant components of the aggregate deferred tax assets of the Company as of December 31, 2022 and 2021:

	As of December 31, 2022	As of December 31, 2021
Deferred tax assets:

Net operating loss carry forwards
- United States of America	$57,096	$41,489
- Hong Kong	606	433
- People Republic China	26,345	27,238

Less: valuation allowance	(84,047)	(69,160)
Deferred tax assets	$-	$-

Management believes that it is more likely than not that the deferred tax assets will not be fully realizable in the future. Accordingly, the Company provided for a full valuation allowance against its deferred tax assets of $84,047 as of December 31, 2022.

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

	For the Year Ended and As of December 31, 2022
By Business Unit	BCBF Trading Business	Online Retailing Business	Total
Revenue	$33,972	$84,424	$118,396

Cost of revenue	(19,475)	-	(19,475)
General and administrative expenses	(147,539)	(25,932)	(173,471)

Loss from operations	(133,042)	58,492	(74,550)

Total assets	$391,291	$-	$391,291
Capital expenditure	$-	$-	$-

	For the Year Ended and As of December 31, 2021
By Business Unit	BCBF Trading Business	Total
Revenue	$105,317	$105,317

Cost of revenue	(57,178)	(57,178)
General and administrative expenses	(270,307)	(270,307)

Loss from operations	(222,168)	(222,168)

Total assets	$136,741	$136,741
Capital expenditure	$-	$-

	For the Year Ended and As of December 31, 2022
By Country	China	Total
Revenue	$118,396	$118,396

Cost of revenue	(19,475)	(19,475)
General and administrative expenses	(173,471)	(173,471)

Loss from operations	(74,550)	(74,550)

Total assets	$391,291	$391,291
Capital expenditure	$-	$-

	For the Year Ended and As of December 31, 2021
By Country	China	Total
Revenue	$105,317	$105,317

Cost of revenue	(57,178)	(57,178)
General and administrative expenses	(270,307)	(270,307)

Loss from operations	(222,168)	(222,168)

Total assets	$136,741	$136,741
Capital expenditure	$-	$-

14. SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after December 31, 2022 up through the date the Company issued the financial statements. No subsequent events have occurred that would require recognition or disclosure in the financial statements.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer, of the effectiveness of our disclosure controls and procedures as of December 31, 2022. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our chief executive officer concluded that our disclosure controls and procedures were not effective. The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties and effective risk assessment; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines; and (4) lack of internal audit function due to the fact that the Company lacks qualified resources to perform the internal audit functions properly and that the scope and effectiveness of the internal audit function are yet to be developed. The aforementioned material weaknesses were identified by our chief executive officer in connection with the review of our financial statements as of December 31, 2022.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of these controls.

As of December 31, 2022, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in 2013 and SEC guidance on conducting such assessments. Based on such evaluation, the Company’s management concluded that, during the period covered by this Report, our internal control over financial reporting were not effective due to the presence of material weaknesses.

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

Changes in Internal Controls over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the year ended December 31, 2022, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The name, address, age and titles of our executive officers and directors are as follows:

NAME	AGE	POSITION
Wang Min	39	Chief Executive Officer, President, Secretary, Treasurer, Director

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

Committees of the Board

Our Company currently does not have nominating, compensation, or audit committees or committees performing similar functions nor does our Company have a written nominating, compensation or audit committee charter. Our Director(s) believe that it is not necessary to have such committees, at this time, because the Director(s) can adequately perform the functions of such committees.

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

ITEM 11. EXECUTIVE COMPENSATION

The following tables set forth certain information about compensation paid, earned or accrued for services by our Executive Officer for the fiscal years ended December 31, 2022 and 2021:

Summary Compensation Table

Name and principal position (a)	Year ended December 31, (b)	Salary ($) (c)	Bonus ($) (d)	Stock Compensation ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)	Total ($) (j)
Wang Min Title: Chief Executive Officer,	2022	-	-	-	-	-	-	-	-
President, Secretary, Treasurer, Director	2021	$-	$-	$-	$-	$-	$-	$-	$-

Stock Option Grants

We have not granted any stock options to our executive officer since our incorporation.

Employment Agreements

We do not have an employment or consulting agreement with our Officer or Director.

Executive Compensation Philosophy

Our Board of Directors determines the compensation given to our executive officers in their sole determination. Our Board of Directors reserves the right to pay our executives or any future executives a salary, and/or issue them shares of common stock issued in consideration for services rendered and/or to award incentive bonuses which are linked to our performance, as well as to the individual executive officer’s performance. This package may also include long-term stock-based compensation to certain executives, which is intended to align the performance of our executives with our long-term business strategies. Additionally, while our Board of Directors has not granted any performance base stock options to date, the Board of Directors reserves the right to grant such options in the future, if the Board in its sole determination believes such grants would be in the best interests of the Company.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELAED STOCKHOLDER MATTERS.

As of December 31, 2022 the Company has 101,400,000 shares of common stock issued and outstanding, which number of issued and outstanding shares of common stock have been used throughout this report.

Percentage values below are rounded to the nearest hundredths place.

Name and Address of Beneficial Owner	Shares of Common Stock Beneficially Owned	Common Stock Voting Percentage Beneficially Owned	Voting Shares of Preferred Stock	Preferred Stock Voting Percentage Beneficially Owned	Total Voting Percentage Beneficially Owned
Executive Officers and Directors
Wang Min Title: President, Secretary, Treasurer, Chief Executive Officer, and Director Address: No. 1104, Ren Min Nan Road No. 45, Wuhou District, Chengdu, Sichuan Province, China 610000	50,000,000	49.31%	-	-	49.31%
5% or Greater Shareholders
None	-	-	-	-	-

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

For the year ended December 31, 2019, our director, Ms. Wang Min, has advanced $8,801 to the Company for working capital purpose. For the year ended December 31, 2020, Ms. Wang Min has further advanced $231,224 to the Company, of which breakdown as following:

Breakdown of increment in amount due to director for the year ended December 31, 2020

Paid in capital of YCWB by Ms. Wang Min on behalf of YCQH HK	$
Paid in capital of YCWB Agricultural Technology Co. Limited for acquisition of SCQC		165,605
Paid in capital of YCWB Agricultural Technology Co. Limited for paid in capital of SCQC after acquisition		45,809
Paid in capital of YCWB Agricultural Technology Co. Limited for working capital purpose		1,473
Total paid in capital of YCWB by Ms. Wang Min on behalf of YCQH HK		$212,887

Advances from Director for working capital purpose		$12,903

Expenses paid by Director on behalf		$5,434

Total increment in amount due to director		$231,224

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

For the year ended December 31, 2022, our director, Ms. Wang Min, has further advanced expenses on behalf of the Company for a total of $89,227 while receiving a repayment by SCQC on behalf of the Company amounted CNY20,000 (approximate $2,811).

As of December 31, 2022, the Company has an outstanding payable to director of $321,933, which is unsecured and non-interest bearing with no fixed terms of repayment.

Review, Approval and Ratification of Related Party Transactions

Given our small size and limited financial resources, we have not adopted formal policies and procedures for the review, approval or ratification of transactions, such as those described above, with our executive officer, Director and significant stockholders. We intend to establish formal policies and procedures in the future, once we have sufficient resources and have appointed additional Directors, so that such transactions will be subject to the review, approval or ratification of our Board of Directors, or an appropriate committee thereof. On a moving forward basis, our Director(s) will continue to approve any related party transaction.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Below is the aggregate amount of fees billed for professional services rendered by our principal accountants with respect to our last two fiscal years.

Onestop Assurance PAC

	For years ended December 31
	2022	2021
Audit fees	16,000	$16,000
Audit related fees	-	-
Tax fees	-	-
All other fees	-	-
Total	16,000	$16,000

Audit Alliance LLP

	For years ended December 31
	2022	2021
Audit fees	-	$12,000
Audit related fees	-	-
Tax fees	-	-
All other fees	-	-
Total	-	$12,000

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

Date: March 30, 2023

YCQH Agricultural Technology Co. Ltd

By:	/s/ Wang Min
Name:	Wang Min
Title:	Chief Executive Officer, President, Secretary, Treasurer, and Director (Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer)

