Form 10-Q
period 2023-03-31
YCQH Agricultural Technology Co. Ltd
filed 2023-05-15
CIK 1794276

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2023

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

N/A

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name on each exchange on which registered
N/A	N/A	N/A

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 15, 2023
Common Stock, $0.0001 par value	101,400,000

PART I — FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

YCQH AGRICULTURAL TECHNOLOGY CO. LTD

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2023 AND DECEMBER 31, 2022

(Currency expressed in United States Dollars (“US$”), except for number of shares or otherwise stated)

	As of March 31, 2023	As of December 31, 2022

ASSETS
Current assets
Cash and cash equivalents	$5,613	$232,706
Inventories	26,300	59,444
Prepayment, deposits and other receivables	176,574	19,747
Total current assets	208,487	311,897

Non-current Assets
Right-of-use assets, net	$69,849	$79,394
Total non-current assets	69,849	79,394

TOTAL ASSETS	$278,336	$391,291

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Other payables and accrued liabilities	$11,351	$94,214
Deferred revenue	-	118,868
Amount due to a director	349,873	321,933
Lease liability – current portion	41,246	40,523
Total current liabilities	$402,470	$575,538

Non-current liabilities
Lease liability – non-current portion	28,603	38,871
Total non-current liabilities	28,603	38,871

TOTAL LIABILITIES	$431,073	$614,409

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.0001 par value; 200,000,000 shares authorized; 0 issued and outstanding
Common stock, $ 0.0001 par value; 800,000,000 shares authorized; 101,400,000 shares and 101,400,000 shares of common stock issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	$10,140	$10,140
Additional paid-in capital	148,860	148,860
Accumulated other comprehensive income	8,356	7,869
Accumulated deficit	(320,093)	(389,987)

TOTAL STOCKHOLDERS’ DEFICIT	$(152,737)	$(223,118)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$278,336	$391,291

See accompanying notes to unaudited condensed consolidated financial statements.

YCQH AGRICULTURAL TECHNOLOGY CO. LTD

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022

(Currency expressed in United States Dollars (“US$”), except for number of shares or otherwise stated)

	Three months ended March 31, 2023	Three months ended March 31, 2022

REVENUE	154,294	$13,962

COST OF REVENUE	(33,571)	(7,819)

GROSS PROFIT	120,723	$6,143

OPERATING EXPENSES
Selling and distribution	(495)	-
General and administrative	(50,147)	(31,888)

PROFIT/(LOSS) FROM OPERATION BEFORE INCOME TAX	70,081	(25,745)

INTEREST INCOME	51	3

PROFIT/(LOSS) BEFORE INCOME TAX	70,132	$(25,742)

INCOME TAX EXPENSES	(238)	-

NET PROFIT/(LOSS)	69,894	$(25,742)

Other comprehensive income:
- Foreign currency translation income	487	275

TOTAL COMPREHENSIVE INCOME/(LOSS)	70,381	$(25,467)

NET INCOME/(LOSS) PER SHARE, BASIC AND DILUTED	0.00	(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED	101,400,000	101,400,000

See accompanying notes to unaudited condensed consolidated financial statements.

YCQH AGRICULTURAL TECHNOLOGY CO. LTD

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022

(Currency expressed in United States Dollars (“US$”), except for number of shares or otherwise stated)

	COMMON STOCK
	NUMBER OF SHARES	AMOUNT	ADDITIONAL PAID-IN CAPITAL	ACCUMULATED DEFICIT	ACCUMULATED COMPREHENSIVE INCOME	TOTAL STOCKHOLDERS’ EQUITY/(DEFICIT)
Balance as of December 31, 2021	101,400,000	$10,140	$148,860	$(315,537)	$17,703	$(138,834)
Net loss for the period	-	-	-	(25,742)	-	(25,742)
Foreign currency translation	-	-	-	-	275	275
Balance as of March 31, 2022	101,400,000	$10,140	$148,860	$(341,279)	$17,978	$(164,301)

	COMMON STOCK
	NUMBER OF SHARES	AMOUNT	ADDITIONAL PAID-IN CAPITAL	ACCUMULATED DEFICIT	ACCUMULATED COMPREHENSIVE INCOME	TOTAL STOCKHOLDERS’ EQUITY/(DEFICIT)
Balance as of December 31, 2022	101,400,000	$10,140	$148,860	$(389,987)	$7,869	$(223,118)
Net profit for the period	-	-	-	69,894	-	69,894
Foreign currency translation	-	-	-	-	487	487
Balance as of March 31, 2023	101,400,000	$10,140	$148,860	$(320,093)	$8,356	$(152,737)

See accompanying notes to unaudited condensed consolidated financial statements

YCQH AGRICULTURAL TECHNOLOGY CO. LTD

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022

(Currency expressed in United States Dollars (“US$”), except for number of shares or otherwise stated)

	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022

CASH FLOWS FROM OPERATING ACTIVITIES:
Net profit/(loss)	$69,894	$(25,742)

Adjustments to reconcile net profit to net cash used in operating activities:
Change in operating lease ROU assets	10,033	4,208

Changes in operating assets and liabilities:
Inventories	33,571	7,819
Prepayment, deposits and other receivables	(157,093)	(2,985)
Other payables and accrued liabilities	(83,427)	(6,256)
Deferred revenue	(119,843)	-
Change in lease liability	(10,033)	(4,208)

Net cash used in operating activities	$(256,898)	$(27,164)

CASH FLOWS FROM FINANCING ACTIVITIES:
Amount due to director	27,940	14,202

Net cash provided by financing activities	$27,940	$14,202

Effect of exchange rate changes on cash and cash equivalents	$1,865	$(2)

Net decrease in cash and cash equivalents	$(227,093)	$(12,964)
Cash and cash equivalents, beginning of year	232,706	33,038

CASH AND CASH EQUIVALENTS, END OF PERIOD	$5,613	$20,074

SUPPLEMENTAL CASH FLOWS INFORMATION
Cash paid for income taxes	$-	$-
Cash paid for interest paid	$-	$-

See accompanying notes to unaudited condensed consolidated financial statements.

YCQH AGRICULTURAL TECHNOLOGY CO. LTD

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022

(Currency expressed in United States Dollars (“US$”), except for number of shares or otherwise stated)

1. ORGANIZATION AND BUSINESS BACKGROUND

YCQH Agricultural Technology Co. Ltd., was incorporated on October 15, 2019 under the laws of the State of Nevada of which Ms. Wang Min was appointed the President, Secretary, Treasurer and sole director of our board.

The Company primarily operates in bio-carbon-based fertilizer (“BCBF”) trading business, including wholesale and retail sale to customer mainly based in People Republic of China, sourcing directly from producers in China. The Company does not maintain and operate any production and manufacturing of BCBF facility or machine and equipment. On July 25, 2022, the Company ventures into online retailing business through e-commerce platform, retailing a series of daily use products covering from healthcare products, cosmetic products, fashion products, household products and so forth to customer mainly based in People Republic of China. The Company acts as the intermediary role and does not keep any form of inventory throughout the online retail transaction.

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

The Company’s executive office is located at No. 1104, Ren Min Nan Road, No. 45, Wuhou District, Chengdu, Sichuan Province, China 610000.

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

Prepayment, Deposits and Other Receivables

Prepayments and deposits are mainly cash deposited or advance payments made to third parties for future purchases or future services such as rent or other general expenses. This amount is refundable and bears no interest. The Company will recognize an allowance account for doubtful accounts to the extent it is probable that a portion or all of a particular account will not be collected. Management reviews its prepayments and deposits on a regular basis to determine if the allowance is adequate and adjusts the allowance when necessary. The Company’s management continues to evaluate the reasonableness of the allowance policy and update it if necessary. No allowance for doubtful accounts was made for the three months ended March 31, 2023 and 2022.

Lease

The Company adopted the ASU No. 2016-02, on October 15, 2019 (date of inception). The Company leases office space for fixed periods with pre-emptive extension options. The Company recognizes lease payments for its short-term lease on a straight-line basis over the lease term.

As of March 31, 2023, the Company has one operating lease of which lease liability is initially and subsequently measured at the present value of the unpaid lease payments at the lease commencement date. The right-of-use asset is initially measured at cost, which comprises the initial amount of the lease liability adjusted for lease payments made at or before the lease commencement date, plus any initial direct costs incurred less any lease incentives received. Costs associated with operating lease assets are recognized on a straight-line basis within operating expenses over the term of the lease.

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

Shipping, Storage and Handling costs

Costs for shipping, storage and handling activities, including those activities that occur subsequent to transfer of control to the customer, are recorded as selling and distribution expense and are expensed as incurred. The Company accrues costs for shipping, storage and handling activities that occur after control of the promised good has transferred to the customer.

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

Translation of amounts from the local currencies of the Company into US$ has been made at the following exchange rates for the respective periods:

	For the three months ended March 31, 2023	For the three months ended March 31, 2022
Period-end HK$ : US$1 exchange rate	7.75	7.75
Period-end CNY¥ : US$1 exchange rate	6.87	6.34
Period-average HK$ : US$1 exchange rate	7.75	7.75
Period-average CNY¥ : US$1 exchange rate	6.85	6.34

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

4. GOING CONCERN UNCERTAINTIES

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company generated a profit of $69,894 for the three months ended March 31, 2023 resulting in accumulated deficit of $320,093 and a working capital deficit of $193,983.

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

5. INVENTORIES

As of March 31, 2023 and December 31, 2022, the Company inventories consist of following:

	As of March 31, 2023	As of December 31, 2022
Finished goods	$26,300	$59,444

Total inventories	$26,300	$59,444

No allowance has been provided for the three months ended March 31, 2023.

6. PREPAYMENT, DEPOSITS AND OTHER RECEIVABLES

As of March 31, 2023 and December 31, 2022, prepayment, deposits and other receivables consist of following:

	As of March 31, 2023	As of December 31, 2022
Deposits for Hong Kong Company Secretary	$13	$13
Employee advances	43,775	43
Rental prepayment	10,875	10,812
Deposit	116,466	5,334
Prepaid transfer agent fee and OTCIQ renewal	5,445	3,545
Total prepayment, deposits and other receivables	$176,574	$19,747

As of March 31, 2023, the Company has deposit of $116,466, which mainly consisted of deposit payment to third parties for future services and office rental deposit.

7. OTHER PAYABLES AND ACCRUED LIABILITIES

As of March 31, 2023 and December 31, 2022, other payables and accrued liabilities consist of following:

	As of March 31, 2023	As of December 31, 2022
Other payables	$1,306	$69,069
Accrued audit fee	4,645	645
Accrued professional fee	5,400	24,500
Total other payables and accrued liabilities	$11,351	$94,214

8. AMOUNT DUE TO A DIRECTOR

	As of March 31, 2023	As of December 31, 2022
Amount due to a director	$349,873	$321,933

As of March 31, 2023, the Company has an outstanding payable of $349,873 to our director, Ms. Wang Min, which is unsecured and non-interest bearing with no fixed terms of repayment. During the three months ended March 31, 2023, the Company recorded an amount due to our director, Ms. Wang Min of $27,940.

9. SHAREHOLDERS’ EQUITY

As of March 31, 2023 and December 31, 2022, the Company has 101,400,000 shares and 101,400,000 shares of common stock issued and outstanding, respectively.

During the three months ended March 31, 2023, the Company has not issued any shares.

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

The initial recognition of operating lease right and lease liability as follows:

Right-of-use assets, net as of December 31, 2021	$15,243
New lease recognized for the year ended December 31, 2022	82,685
Less: amortization	(17,712)
Foreign exchange translation	(822)
Right-of-use assets, net as of December 31, 2022	79,394

Lease liability as of December 31, 2021	$15,243
New lease recognized for the year ended December 31, 2022	82,685
Add: imputed interest	598
Less: principal repayment	(18,309)
Foreign exchange translation	(823)
Lease liability as of December 31, 2022	$79,394

As of March 31, 2023, operating lease right-of-use assets as follows:

Right-of-use assets, net as of December 31, 2022	$79,394
Amortization for the period ended March 31, 2023	(3,318)
Foreign exchange translation	(6,227)
Right-of-use assets, net as of March 31, 2023	$69,849

As of March 31, 2023, operating lease liability as follows:

Lease liability as of December 31, 2022	$79,394
Add: imputed interest for the period ended March 31, 2023	868
Less: gross repayment for the period ended March 31, 2023	(10,901)
Foreign exchange translation	488
Lease liability as of March 31, 2023	$69,849

Lease liability current portion	$41,246
Lease liability non-current portion	$28,603

Maturities of the loan for each of the five years and thereafter are as follows:
2023	$30,750
2024	39,099

Other information:

Three months ended March 31
2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flow to operating lease	$10,901
Remaining lease term for operating lease (years)	1.67
Weighted average discount rate for operating lease	4.75%

11. CONCENTRATION OF RISK

Customer Concentration

For the three months ended March 31, 2023, the Company generated total revenue of $154,294, of which one customer accounted for more than 10% of the Company’s total revenue. For the three months ended March 31, 2022, the Company generated total revenue of $13,962, of which three customers accounted for the Company’s entire revenue.

	For the three months ended March 31
	2023	2022	2023	2022	2023	2022
	Revenues		Percentage of revenues		Accounts receivable, trade

Customer A	$-	$3,080	-%	22%	$-	$-
Customer B	-	1,758	-%	13%	-	-
Customer C	-	9,124	-%	65%	-	-
Customer D	21,672	-	14%	-%	-	-
Others	132,622	-	86%	-%	-	-
Total	$154,294	$13,962	100%	100%	$-	$-

Vendor Concentration

For the three months ended March 31, 2023, the Company incurred cost of revenue of $33,571 solely accounted by a single vendor. For the three months ended March 31, 2022, the Company incurred cost of revenue of $7,819 solely accounted by a single vendor.

	For the three months ended March 31
	2023	2022	2023	2022	2023	2022
	Cost of revenue		Percentage of Cost of revenue		Accounts payable, trade

Vendor A	$33,571	$7,819	100%	100%	$-	$-
Total	$33,571	$7,819	100%	100%	$-	$-

12. INCOME TAXES

The Company being a United States entity is subject to the United States federal income tax at 21%. No provision for income taxes in the United States has been made as the Company had no United States taxable income for the three months ended March 31, 2023.

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

The following table summarizes a reconciliation of the Company’s income taxes expenses:

	For the Three Months Ended March 31
	2023	2022
Computed expected expenses/(benefits)	25%	(25)%
Effect of foreign tax rate difference	1%	2%
Deferred tax assets not recognized	3%	23%
Temporary difference not recognized	(29)%	-%
Income tax expense	0%	-%

	For the Three Months Ended March 31
	2023	2022
PRC statutory tax rate	25%	25%
Computed expected expenses/(benefits)	17,474	(6,436)
Effect of foreign tax rate difference	473	507
Deferred tax assets not recognized	2,374	5,929
Temporary difference not recognized	(20,083)	-
Income tax expense	238	-

The following table sets forth the significant components of the aggregate deferred tax assets of the Company as of March 31, 2023:

	As of March 31, 2023	As of December 31, 2022
Deferred tax assets:

Net operating loss carry forwards
- United States of America	$59,438	$57,096
- Hong Kong	620	606
- People Republic China	6,102	26,345

Less: valuation allowance	(66,160)	(84,047)
Deferred tax assets	$-	$-

Management believes that it is more likely than not that the deferred tax assets will not be fully realizable in the future. Accordingly, the Company provided for a full valuation allowance against its deferred tax assets of $66,160 as of March 31, 2023.

13. SEGMENT REPORTING

ASC 280, “Segment Reporting” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about services categories, business segments and major customers in financial statements. The Company has two reportable segments based on business unit, bio-carbon-based fertilizer (“BCBF”) trading business and online retailing business and two reportable segments based on country, United States and China.

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

	For the Three Months Ended and As of March 31, 2023
By Business Unit	BCBF Trading Business	Online Retailing Business	Total
Revenue	$57,622	$96,672	$154,294

Cost of revenue	(33,571)	-	(33,571)
Selling and distribution expenses	(495)	-	(495)
General and administrative expenses	(36,026)	(14,121)	(50,147)

Profit from operations	(12,470)	82,551	70,081

Total assets	$278,336	$-	$278,336
Capital expenditure	$-	$-	$-

	For the Three Months Ended and As of March 31, 2022
By Business Unit	BCBF Trading Business	Total
Revenue	$13,962	$13,962

Cost of revenue	(7,819)	(7,819)
General and administrative expenses	(31,888)	(31,888)

Loss from operations	(25,745)	(25,745)

Total assets	$114,971	$114,971
Capital expenditure	$-	$-

	For the Three Months Ended and As of March 31, 2023
By Country	United States	China	Total
Revenue	$-	$154,294	$154,294

Cost of revenue	-	(33,571)	(33,571)
Selling and distribution expenses	-	(495)	(495)
General and administrative expenses	(11,154)	(38,993)	(50,147)

Profit from operations	(11,154)	81,235	70,081

Total assets	$9,121	$269,215	$278,336
Capital expenditure	$-	$-	$-

	For the Three Months Ended and As of March 31, 2022
By Country	China	Total
Revenue	$13,962	$13,962

Cost of revenue	(7,819)	(7,819)
General and administrative expenses	(31,888)	(31,888)

Loss from operations	(25,745)	(25,745)

Total assets	$114,971	$114,971
Capital expenditure	$-	$-

14. SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after March 31, 2023 up through the date the Company issued the financial statements. No subsequent events have occurred that would require recognition or disclosure in the financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information contained in this quarter report on Form 10-Q is intended to update the information contained in our Form 10-K dated March 30, 2023, for the year ended December 31, 2022 and presumes that readers have access to, and will have read, the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other information contained in such Form 10-K. The following discussion and analysis also should be read together with our financial statements and the notes to the financial statements included elsewhere in this Form 10-Q.

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

Results of operations

For the three months ended March 31, 2023 and 2022, the Company has generated a revenue of $154,294 and $13,962, respectively. Breakdown of revenue as following:

	Three months ended March 31
	2023	2022
BCBF Business Sales Revenue	$57,622	$13,962
Percentage towards Total Revenue	37%	100%

Online Business Revenue	$96,672	$-
Percentage towards Total Revenue	63%	0%
Total Revenue	$154,294	$13,962

BCBF Business Cost of Sales	(33,571)	(7,819)
Online Business Cost of Sales	-	-
Total Cost of Sales	$(33,571)	$(7,819)

BCBF Business Gross Profit	24,051	6,143
Online Business Gross Profit	96,672	-
Total Gross Profit	$120,723	$6,143

Gross Profit Margin	78%	44%

BCBF Business Gross Profit Margin	42%	44%
Online Business Gross Profit Margin	100%	-%

For the three months ended March 31, 2023, the Company has experience significant improvement in total revenue due to the establishment of new business segment, which is the online retailing business through e-commerce platform. For the three months ended March 31, 2023, the revenue of BCBF trading business has been increased because the sales of BCBF have increased as a result of more customers buy our products. For the three months ended March 31, 2023, the BCBF trading business segment and the online retailing business segment contributed 37% and 63% of the total revenue respectively.

Three months ended March 31, 2023 and 2022

The Company generated revenue in the amount of $154,294 for the three months ended March 31, 2023 while the cost of revenue for was $33,571, which resulted in gross profit of $120,723 and a gross margin of 78%. For the three months ended March 31, 2023, the Company generated revenue from BCBF trading business in the amount of $57,622 while the cost of revenue for was $33,571, which resulted in gross profit of $24,051 and a gross margin of 42%. For the three months ended March 31, 2023, the Company generated revenue from online retailing business in the amount of $96,672 while the cost of revenue for was none, which resulted in gross profit of $96,672 and a gross margin of 100%.

The Company generated revenue in the amount of $13,962 for the three months ended March 31, 2022 while the cost of revenue for was $7,819, which resulted in gross profit of $6,143 and a gross margin of 44%.

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

The selling and distribution expenses and the general and administrative expenses for the three months ended March 31, 2023 were $495 and $50,147 respectively. The selling and distribution expenses and the general and administrative expenses for the three months ended March 31, 2022 were $0 and $31,888 respectively. The selling and distribution expenses are primarily the shipping fee incurred while the general and administrative expenses are primarily related to salary and social contribution, storage and logistic expenses, lease expenses, audit fees and consultancy fees. The general and administrative expenses have been increased because new office rental increased the lease expenses and the maintenance fee of online business platform increased the sundry expenses.

As result, the Company generated an operating profit of $70,081 and incurred an operating loss of $25,745 for the three months ended March 31, 2023 and 2022, respectively.

Liquidity and Capital Resources

Three months ended March 31, 2023 and 2022

Cash Used In Operating Activities

For the three months ended March 31, 2023, the Company used $256,898 in operating activity, of which primarily consist of increase in prepayment, deposits and other receivables, decrease in other payables and accrued liabilities, decrease in deferred revenue and reduction in lease liability contra by net profit, amortization and decrease in inventories.

For the three months ended March 31, 2022, the Company used $27,164 in operating activity, of which primarily consist of net loss, increase in prepayment, deposits and other receivables, decrease in other payables and accrued liabilities and reduction in lease liability contra by amortization, decrease in inventories.

Cash Used In Investing Activities

For the three months ended March 31, 2023 and 2022, the Company did not generate nor used any cash in investing activities.

Cash Provided by Financing Activities

For the three months ended March 31, 2023, the Company has received cash provided by director amounting to $27,940.

For the three months ended March 31, 2022, the Company has received cash provided by director amounting to $14,202.

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

The amount of cash denominated in RMB is approximately CNY6,590 (Equivalent to USD 959) as of March 31, 2023.

Off-balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders as of March 31, 2023.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer, of the effectiveness of our disclosure controls and procedures as of March 31, 2023. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our chief executive officer concluded that our disclosure controls and procedures were not effective. The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (i) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (ii) inadequate segregation of duties and effective risk assessment; (iii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines; and (iv) lack of internal audit function due to the fact that the Company lacks qualified resources to perform the internal audit functions properly and that the scope and effectiveness of the internal audit function are yet to be developed. The aforementioned material weaknesses were identified by our chief executive officer in connection with the review of our financial statements as of March 31, 2023.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2023. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of these controls.

As of March 31, 2023, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in 2013 and SEC guidance on conducting such assessments. Based on such evaluation, the Company’s management concluded that, during the period covered by this Report, our internal control over financial reporting were not effective due to the presence of material weaknesses.

Management’s Remediation Initiatives

Since 2021, we engaged Dude Business Consultants Limited as an external consultant to assist with the identification and address of complex and proper accounting issues. Dude Business Consultants Limited has extensive experience on US listing and company reporting, including GAAP conversion, account consolidation and drafting of notes to accounts. Their professional team focus on national stock exchanges and OTC Markets listing, from corporate restructuring, supervision of listing timeline to strategy planning.

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

We anticipate that these initiatives will be at least partially, if not fully, implemented by the end of fiscal year 2023.

Changes in Internal Control over Financial Reporting:

There were no changes in our internal control over financial reporting during the nine months ending March 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: May 15, 2023

	By:	/s/ Wang Min
	Title:	Chief Executive Officer, President, Secretary, Treasurer, and Director (Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer)

-9-