Form 10-Q
period 2023-06-30
YCQH Agricultural Technology Co. Ltd
filed 2023-08-14
CIK 1794276

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2023

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

N/A

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name on each exchange on which registered
N/A	N/A	N/A

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 14, 2023
Common Stock, $0.0001 par value	101,400,000

PART I — FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

YCQH AGRICULTURAL TECHNOLOGY CO. LTD

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2023 AND DECEMBER 31, 2022

(Currency expressed in United States Dollars (“US$”), except for number of shares or otherwise stated)

	As of June 30, 2023	As of December 31, 2022

ASSETS
Current assets
Cash and cash equivalents	$44,855	$232,706
Inventories	25,098	59,444
Prepayment, deposits and other receivables	211,013	19,747
Total current assets	280,966	311,897

Non-current Assets
Property, plant and equipment, net	$353	$-
Intangible asset, net	6,134	-
Right-of-use assets, net	56,552	79,394
Total non-current assets	63,039	79,394

TOTAL ASSETS	$344,005	$391,291

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Other payables and accrued liabilities	$95,668	$94,214
Deferred revenue	-	118,868
Amount due to a director	448,435	321,933
Lease liability – current portion	39,523	40,523
Total current liabilities	$583,626	$575,538

Non-current liabilities
Lease liability – non-current portion	17,029	38,871
Total non-current liabilities	17,029	38,871

TOTAL LIABILITIES	$600,655	$614,409

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.0001 par value; 200,000,000 shares authorized; 0 issued and outstanding
Common stock, $ 0.0001 par value; 800,000,000 shares authorized; 101,400,000 shares and 101,400,000 shares of common stock issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	$10,140	$10,140
Additional paid-in capital	148,860	148,860
Accumulated other comprehensive income	(280)	7,869
Accumulated deficit	(415,370)	(389,987)

TOTAL STOCKHOLDERS’ DEFICIT	$(256,650)	$(223,118)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$344,005	$391,291

See accompanying notes to unaudited condensed consolidated financial statements.

YCQH AGRICULTURAL TECHNOLOGY CO. LTD

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023 AND 2022

(Currency expressed in United States Dollars (“US$”), except for number of shares or otherwise stated)

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
REVENUE	$1,677	$10,864	$155,971	$24,826

COST OF REVENUE	(147)	(6,428)	(33,717)	(14,248)

GROSS PROFIT	1,530	4,436	122,254	10,578

OPERATING EXPENSES
Selling and distribution	-	-	(495)	-
General and administrative	(96,821)	(40,511)	(146,968)	(72,399)

LOSS FROM OPERATION BEFORE INCOME TAX	(95,291)	(36,075)	(25,209)	(61,821)

INTEREST INCOME	14	4	64	7

LOSS BEFORE INCOME TAX	(95,277)	(36,071)	(25,145)	(61,814)

INCOME TAX EXPENSES	-	-	(238)	-

NET LOSS	(95,277)	(36,071)	(25,383)	(61,814)

Other comprehensive income:
- Foreign currency translation loss	(8,636)	(5,374)	(8,149)	(5,099)

TOTAL COMPREHENSIVE LOSS	(103,913)	(41,445)	(33,532)	(66,913)

NET LOSS PER SHARE, BASIC AND DILUTED	(0.00)	(0.00)	(0.00)	(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED	101,400,000	101,400,000	101,400,000	101,400,000

See accompanying notes to unaudited condensed consolidated financial statements.

YCQH AGRICULTURAL TECHNOLOGY CO. LTD

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2023 AND 2022

(Currency expressed in United States Dollars (“US$”), except for number of shares or otherwise stated)

	COMMON STOCK					TOTAL
	NUMBER OF SHARES	AMOUNT	ADDITIONAL PAID-IN CAPITAL	ACCUMULATED DEFICIT	ACCUMULATED COMPREHENSIVE INCOME	STOCKHOLDERS’ EQUITY/(DEFICIT)
Balance as of December 31, 2021	101,400,000	$10,140	$148,860	$(315,537)	$17,703	$(138,834)
Net loss for the period	-	-	-	(25,742)	-	(25,742)
Foreign currency translation	-	-	-	-	275	275
Balance as of March 31, 2022	101,400,000	$10,140	$148,860	$(341,279)	$17,978	$(164,301)
Net loss for the period	-	-	-	(36,071)	-	(36,071)
Foreign currency translation	-	-	-	-	(5,374)	(5,374)
Balance as of June 30, 2022	101,400,000	$10,140	$148,860	$(377,350)	$12,604	$(205,746)

	COMMON STOCK					TOTAL
	NUMBER OF SHARES	AMOUNT	ADDITIONAL PAID-IN CAPITAL	ACCUMULATED DEFICIT	ACCUMULATED COMPREHENSIVE INCOME	STOCKHOLDERS’ EQUITY/(DEFICIT)
Balance as of December 31, 2022	101,400,000	$10,140	$148,860	$(389,987)	$7,869	$(223,118)
Net profit for the period	-	-	-	69,894	-	69,894
Foreign currency translation	-	-	-	-	487	487
Balance as of March 31, 2023	101,400,000	$10,140	$148,860	$(320,093)	$8,356	$(152,737)
Net loss for the period	-	-	-	(95,277)	-	(95,277)
Foreign currency translation	-	-	-	-	(8,636)	(8,636)
Balance as of June 30, 2023	101,400,000	$10,140	$148,860	$(415,370)	$(280)	$(256,650)

See accompanying notes to unaudited condensed consolidated financial statements

YCQH AGRICULTURAL TECHNOLOGY CO. LTD

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2023 AND 2022

(Currency expressed in United States Dollars (“US$”), except for number of shares or otherwise stated)

	Six Months Ended June 30, 2023	Six Months Ended June 30, 2022

CASH FLOWS FROM OPERATING ACTIVITIES:
Net profit/(loss)	$(25,383)	$(61,814)

Adjustments to reconcile net profit to net cash used in operating activities:
Change in operating lease ROU assets	19,070	8,255
Depreciation and amortization	129	-

Changes in operating assets and liabilities:
Inventories	31,523	14,248
Prepayment, deposits and other receivables	(192,035)	(4,171)
Other payables and accrued liabilities	4,735	(11,012)
Deferred revenue	(113,221)	-
Change in lease liability	(19,070)	(8,255)

Net cash used in operating activities	$(294,252)	$(62,749)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of plant and equipment	(369)	-
Purchase of intangible asset	(6,245)	-

Net cash used in investing activities	$(6,614)	$-

CASH FLOWS FROM FINANCING ACTIVITIES:
Amount due to director	126,502	49,621

Net cash provided by financing activities	$126,502	$49,621

Effect of exchange rate changes on cash and cash equivalents	$(13,487)	$(163)

Net decrease in cash and cash equivalents	$(187,851)	$(13,291)
Cash and cash equivalents, beginning of year	232,706	33,038

CASH AND CASH EQUIVALENTS, END OF PERIOD	$44,855	$19,747

SUPPLEMENTAL CASH FLOWS INFORMATION
Cash paid for income taxes	$-	$-
Cash paid for interest paid	$-	$-

See accompanying notes to unaudited condensed consolidated financial statements.

YCQH AGRICULTURAL TECHNOLOGY CO. LTD

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2023 AND 2022

(Currency expressed in United States Dollars (“US$”), except for number of shares or otherwise stated)

1. ORGANIZATION AND BUSINESS BACKGROUND

YCQH Agricultural Technology Co. Ltd., was incorporated on October 15, 2019 under the laws of the State of Nevada of which Ms. Wang Min was appointed the President, Secretary, Treasurer and sole director of our board.

The Company primarily operates in bio-carbon-based fertilizer (“BCBF”) trading business, including wholesale and retail sale to customer mainly based in People Republic of China, sourcing directly from producers in China. The Company does not maintain and operate any production and manufacturing of BCBF facility or machine and equipment. On July 25, 2022, the Company ventures into online retailing business through e-commerce platform, retailing a series of daily use products covering from healthcare products, cosmetic products, fashion products, household products and so forth to customer mainly based in People Republic of China. On April 19, 2023, the Company ventures into beauty products trading business which includes retail sale to customer mainly based in People Republic of China, sourcing directly from producers in China. The Company acts as the intermediary role and does not keep any form of inventory throughout the online retail transaction.

Company name	Place/date of incorporation	Principal activities
YCQH Holding Limited (“YCQH Seychelles”)	Seychelles / October 11, 2019	Investment holding

YCQH Agricultural Technology Co. Limited (“YCQH HK”)	Hong Kong / October 10, 2019	Investment holding

YCWB Agricultural Technology Co. Limited (“YCWB”)	SiChuan Province, China /December 10, 2019	Operates in bio-carbon-based fertilizer trading business

SCQC Agriculture Co. Limited (“SCQC”)	SiChuan Province, China /November 1, 2019 (acquired on June 15, 2020)	Operates in bio-carbon-based fertilizer trading business

XMYC Trading Co. Limited (“XMYC”)	XiaMen Province, China /April 19, 2023 (acquired on April 19, 2023)	Operates in beauty products trading business

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

On April 19, 2023, the Company through subsidiary YCWB Agricultural Technology Co. Limited incorporated XMYC Trading Co. Limited, a company incorporated in XiaMen City, China with an investment capital of CNY 500,000 (approximate $68,931).

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

Property, Plant and Equipment

Property, plant and equipment are stated at cost, with depreciation and amortization provided using the straight-line method over the following periods:

Asset Categories	Depreciation Periods
Office equipment	4 years

Intangible Asset

Intangible assets are stated at cost, with amortization provided using the straight-line method over the following periods:

Asset Categories	Amortization Periods
Trademark	10 years

Prepayment, Deposits and Other Receivables

Prepayments and deposits are mainly cash deposited or advance payments made to third parties for future purchases or future services such as rent or other general expenses. This amount is refundable and bears no interest. The Company will recognize an allowance account for doubtful accounts to the extent it is probable that a portion or all of a particular account will not be collected. Management reviews its prepayments and deposits on a regular basis to determine if the allowance is adequate and adjusts the allowance when necessary. The Company’s management continues to evaluate the reasonableness of the allowance policy and update it if necessary. No allowance for doubtful accounts was made for the six months ended June 30, 2023 and 2022.

Lease

The Company adopted the ASU No. 2016-02, on October 15, 2019 (date of inception). The Company leases office space for fixed periods with pre-emptive extension options. The Company recognizes lease payments for its short-term lease on a straight-line basis over the lease term.

As of June 30, 2023, the Company has one operating lease of which lease liability is initially and subsequently measured at the present value of the unpaid lease payments at the lease commencement date. The right-of-use asset is initially measured at cost, which comprises the initial amount of the lease liability adjusted for lease payments made at or before the lease commencement date, plus any initial direct costs incurred less any lease incentives received. Costs associated with operating lease assets are recognized on a straight-line basis within operating expenses over the term of the lease.

In determining the present value of the unpaid lease payments, ASC 842 requires a lessee to discount its unpaid lease payments using the interest rate implicit in the lease or, if that rate cannot be readily determined, its incremental borrowing rate. As most of the Company leases do not provide an implicit rate, the Company uses its incremental borrowing rate as the discount rate for the lease. The Company adopted 4.75% as its incremental borrowing rate which is estimated to approximate the interest rate on a collateralized basis with similar terms and payments.

Revenue Recognition

The Company generates two streams of revenue.

The first stream of revenue is generated through sale of goods, primarily Bio-Carbon-Based-Fertilizer (“BCBF”) and beauty products. Revenue is recognized when a customer obtains control of promised goods or services and is recognized in an amount that reflects the consideration that the Company expects to receive in exchange for those goods or services. In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The amount of revenue that is recorded reflects the consideration that the Company expects to receive in exchange for those goods and services. The Company applies the following five-step model in order to determine this amount:

(F) identification of the promised goods and services in the contract;

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

Translation of amounts from the local currencies of the Company into US$ has been made at the following exchange rates for the respective periods:

	For the six months ended June 30, 2023	For the six months ended June 30, 2022
Period-end HK$ : US$1 exchange rate	7.75	7.75
Period-end CNY¥ : US$1 exchange rate	7.25	6.70
Period-average HK$ : US$1 exchange rate	7.75	7.75
Period-average CNY¥ : US$1 exchange rate	6.97	6.50

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

4. GOING CONCERN UNCERTAINTIES

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company incurred a loss of $25,383 for the six months ended June 30, 2023 resulting in accumulated deficit of $415,370 and a working capital deficit of $302,660.

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

5. INVENTORIES

As of June 30, 2023 and December 31, 2022, the Company inventories consist of following:

	As of June 30, 2023	As of December 31, 2022
Finished goods	$25,098	$59,444

Total inventories	$25,098	$59,444

No allowance has been provided for the six months ended June 30, 2023.

6. PREPAYMENT, DEPOSITS AND OTHER RECEIVABLES

As of June 30, 2023 and December 31, 2022, prepayment, deposits and other receivables consist of following:

	As of June 30, 2023	As of December 31, 2022
Deposits for Hong Kong Company Secretary	$13	$13
Staff Advancement & Prepaid Staff Cost	40,553	43
Rental Deposit & Prepayment	19,783	14,416
Supplier Deposit & Prepayment	137,251	1,730
Prepayment for IT service fee	9,618
Prepaid transfer agent fee and OTCIQ renewal	3,795	3,545
Total prepayment, deposits and other receivables	$211,013	$19,747

7. PROPERTY, PLANT AND EQUIPMENT, NET

	As of June 30, 2023	As of December 31, 2022
Office equipment	369	-
Total property, plant and equipment	$369	$-
Less: Accumulated depreciation	(16)	-
Property, plant and equipment, net	$353	$-

For the six months ended June 30, 2023, the Company has invested $369 in office equipment.

For the six months ended June 30, 2022, the Company does not invest in property, plant and equipment.

Depreciation expenses for three and six months ended June 30, 2023 amounted to $16 and $16 respectively.

Depreciation expenses for three and six months ended June 30, 2022 amounted to $0.

8. INTANGIBLE ASSET, NET

SCHEDULE OF INTANGIBLE ASSET, NET

	As of June 30, 2023	As of December 31, 2022
Trademark	6,245	-
Total intangible asset	$6,245	$-
Less: Accumulated amortization	(111)	-
Intangible asset, net	$6,134	$-

For the six months ended June 30, 2023, the Company has invested $6,245 in trademark.

For the six months ended June 30, 2022, the Company does not invest in intangible asset.

Amortization expenses for three and six months ended June 30, 2023 amounted to $111 and $111 respectively.

Amortization expenses for three and six months ended June 30, 2022 amounted to $0.

9. OTHER PAYABLES AND ACCRUED LIABILITIES

As of June 30, 2023 and December 31, 2022, other payables and accrued liabilities consist of following:

	As of June 30, 2023	As of December 31, 2022
Other payables	$85,818	$69,069
Accrued audit fee	4,000	645
Accrued professional fee	5,850	24,500
Total other payables and accrued liabilities	$95,668	$94,214

As of June 30, 2023, the Company has other payables of $85,818, which mainly consisted of accrued salary and payables to third parties.

10. AMOUNT DUE TO A DIRECTOR

	As of June 30, 2023	As of December 31, 2022
Amount due to a director	$448,435	$321,933

As of June 30, 2023, the Company has an outstanding payable of $448,435 to our director, Ms. Wang Min, which is unsecured and non-interest bearing with no fixed terms of repayment. During the six months ended June 30, 2023, the Company recorded an amount due to our director, Ms. Wang Min of $126,502.

11. SHAREHOLDERS’ EQUITY

As of June 30, 2023 and December 31, 2022, the Company has 101,400,000 shares and 101,400,000 shares of common stock issued and outstanding, respectively.

During the six months ended June 30, 2023, the Company has not issued any shares.

The Company has 800,000,000 shares of commons stock and 200,000,000 shares of preference stock authorized, no share of preference stock issued and outstanding.

12. LEASE RIGHT-OF-USE ASSET AND LEASE LIABILITIES

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

The initial recognition of operating lease right and lease liability as follows:

Right-of-use assets, net as of December 31, 2021	$15,243
New lease recognized for the year ended December 31, 2022	82,685
Less: amortization	(17,712)
Foreign exchange translation	(822)
Right-of-use assets, net as of December 31, 2022	79,394

Lease liability as of December 31, 2021	$15,243
New lease recognized for the year ended December 31, 2022	82,685
Add: imputed interest	598
Less: principal repayment	(18,309)
Foreign exchange translation	(823)
Lease liability as of December 31, 2022	$79,394

As of June 30, 2023, operating lease right-of-use assets as follows:

Right-of-use assets, net as of December 31, 2022	$79,394
Amortization for the period ended June 30, 2023	(3,261)
Foreign exchange translation	(19,581)
Right-of-use assets, net as of June 30, 2023	$56,552

As of June 30, 2023, operating lease liability as follows:

Lease liability as of December 31, 2022	$79,394
Add: imputed interest for the period ended June 30, 2023	853
Less: gross repayment for the period ended June 30, 2023	(21,427)
Foreign exchange translation	(2,268)
Lease liability as of June 30, 2023	$56,552

Lease liability current portion	$39,523
Lease liability non-current portion	$17,029

Maturities of the loan for each of the five years and thereafter are as follows:
2023	$19,527
2024	37,025

Other information:

Six months ended June 30
2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flow to operating lease	$21,427
Remaining lease term for operating lease (years)	1.42
Weighted average discount rate for operating lease	4.75%

13. CONCENTRATION OF RISK

Customer Concentration

For the three months ended June 30, 2023, the Company generated total revenue of $1,677, of which no customer accounted for more than 10% of the Company’s total revenue. For the three months ended June 30, 2022, the Company generated total revenue of $10,864, of which five customers accounted for the Company’s entire revenue.

	For the three months ended June 30
	2023	2022	2023	2022	2023	2022
	Revenues		Percentage of revenues		Accounts receivable, trade

Customer A	$-	$4,295	-%	39%	$-	$-
Customer B	-	2,684	-%	25%	-	-
Customer C	-	2,012	-%	19%	-	-
Customer D	-	1,602	-%	15%	-	-
Customer E	-	271	-%	2%	-	-
Others	1,677	-	100%	-%	-	-
Total	$1,677	$10,864	100%	100%	$-	$-

For the six months ended June 30, 2023, the Company generated total revenue of $155,971, of which one customer accounted for the Company’s entire revenue. For the six months ended June 30, 2022, the Company generated total revenue of $24,826, of which six customers accounted for the Company’s entire revenue.

	For the six months ended June 30
	2023	2022	2023	2022	2023	2022
	Revenues		Percentage of revenues		Accounts receivable, trade

Customer A	$-	$8,898	-%	36%	$-	$-
Customer B	-	5,079	-%	20%	-	-
Customer C	-	4,432	-%	18%	-	-
Customer D	-	2,770	-%	11%	-	-
Customer E	-	1,994	-%	8%	-	-
Customer F	-	1,653	-%	7%	-	-
Customer G	21,672	-	14%	-%	-	-
Others	134,299	-	86%	-%	-	-
Total	$155,971	$24,826	100%	100%	$-	$-

Vendor Concentration

For the three months ended June 30, 2023, the Company incurred cost of revenue of $147 solely accounted by a single vendor. For the three months ended June 30, 2022, the Company incurred cost of revenue of $6,428 solely accounted by a single vendor.

	For the three months ended June 30
	2023	2022	2023	2022	2023	2022
	Cost of revenue		Percentage of Cost of revenue		Accounts payable, trade

Vendor A	$-	$6,428	-%	100%	$-	$-
Vendor B	147	-	100%	-%	-	-
Total	$147	$6,428	100%	100%	$-	$-

For the six months ended June 30, 2023, the Company incurred cost of revenue of $33,718, accounted by two vendors. For the six months ended June 30, 2022, the Company incurred cost of revenue of $14,248 solely accounted by a single vendor.

	For the six months ended June 30
	2023	2022	2023	2022	2023	2022
	Cost of revenue		Percentage of Cost of revenue		Accounts payable, trade

Vendor A	$33,570	$14,248	100%	100%	$-	$-
Vendor B	147	-	0%	-%	-	-
Total	$33,717	$14,248	100%	100%	$-	$-

14. INCOME TAXES

The Company being a United States entity is subject to the United States federal income tax at 21%. No provision for income taxes in the United States has been made as the Company had no United States taxable income for the six months ended June 30, 2023.

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

The following table summarizes a reconciliation of the Company’s income taxes expenses:

	For the Six Months Ended June 30
	2023	2022
Computed expected expenses/(benefits)	(25)%	25%
Effect of foreign tax rate difference	4%	(2)%
Deferred tax assets not recognized	61%	(23)%
Temporary difference not recognized	(39)%	-%
Income tax expense	1%	-%

	For the Six Months Ended June 30
	2023	2022
PRC statutory tax rate	25%	25%
Computed expected expenses/(benefits)	(6,346)	15,453
Effect of foreign tax rate difference	1,020	(969)
Deferred tax assets not recognized	15,492	(14,484)
Temporary difference not recognized	(9,928)	-
Income tax expense	238	-

The following table sets forth the significant components of the aggregate deferred tax assets of the Company as of June 30, 2023:

	As of June 30, 2023	As of December 31, 2022
Deferred tax assets:

Net operating loss carry forwards
- United States of America	$62,263	$57,096
- Hong Kong	624	606
- People Republic China	26,545	26,345

Less: valuation allowance	(89,432)	(84,047)
Deferred tax assets	$-	$-

Management believes that it is more likely than not that the deferred tax assets will not be fully realizable in the future. Accordingly, the Company provided for a full valuation allowance against its deferred tax assets of $89,432 as of June 30, 2023.

15. SEGMENT REPORTING

ASC 280, “Segment Reporting” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about services categories, business segments and major customers in financial statements. The Company has three reportable segments based on business unit, bio-carbon-based fertilizer (“BCBF”) trading business, online retailing business and beauty products trading business and two reportable segments based on country, United States and China.

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

	For the Six Months Ended and As of June 30, 2023
By Business Unit	BCBF Trading Business	Online Retailing Business	Beauty Products Trading Business	Total
Revenue	$57,622	$97,077	$1,272	$155,971

Cost of revenue	(33,570)	-	(147)	(33,717)
Selling and distribution expenses	(495)	-	-	(495)
General and administrative expenses	(83,457)	(21,245)	(42,266)	(146,968)

Loss from operations	(59,900)	75,832	(41,141)	(25,209)

Total assets	$261,377	$-	$82,628	$344,005
Capital expenditure	$-	$-	$6,614	$6,614

	For the Six Months Ended and As of June 30, 2022
By Business Unit	BCBF Trading Business	Total
Revenue	$24,826	$24,826

Cost of revenue	(14,248)	(14,248)
General and administrative expenses	(72,399)	(72,399)

Loss from operations	(61,821)	(61,821)

Total assets	$100,393	$100,393
Capital expenditure	$-	$-

	For the Six Months Ended and As of June 30, 2023
By Country	United States	China	Total
Revenue	$-	$155,971	$155,971

Cost of revenue	-	(33,717)	(33,717)
Selling and distribution expenses	-	(495)	(495)
General and administrative expenses	(24,604)	(122,364)	(146,968)

Loss from operations	(24,604)	(605)	(25,209)

Total assets	$15,454	$328,551	$344,005
Capital expenditure	$-	$6,614	$6,614

	For the Six Months Ended and As of June 30, 2022
By Country	United States	China	Total
Revenue	$-	$24,826	$24,826

Cost of revenue	-	(14,248)	(14,248)
General and administrative expenses	(23,067)	(49,332)	(72,399)

Profit Loss from operations	(23,067)	(38,754)	(61,821)

Total assets	$17,260	$83,133	$100,393
Capital expenditure	$-	$-	$-

16. SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after June 30, 2023 up through the date the Company issued the financial statements. No subsequent events have occurred that would require recognition or disclosure in the financial statements.

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

On April 19, 2023, the Company ventures into beauty products trading business which includes retail sale to customer mainly based in People Republic of China, sourcing directly from producers in China.

Results of operations

For the six months ended June 30, 2023 and 2022, the Company has generated a revenue of $155,971 and $24,826, respectively. Breakdown of revenue as following:

	Six months ended June 30
	2023	2022
BCBF Business Sales Revenue	$57,622	$24,826
Percentage towards Total Revenue	37%	100%

Online Business Revenue, net	$97,077	-
Percentage towards Total Revenue	62%	0%

Beauty Products Business Sales Revenue	$1,272	$-
Percentage towards Total Revenue	1%	0%
Total Revenue	$155,971	$24,826

BCBF Business Cost of Sales	(33,570)	(14,248)
Beauty Products Business Cost of Sales	(147)	-
Total Cost of Sales	$(33,717)	$(14,248)

BCBF Business Gross Profit	24,052	10,578
Beauty Products Business Gross Profit	1,125	-
Online Business Revenue, net	97,077	-
Total Gross Profit	$122,254	$10,578

Gross Profit Margin	78%	43%

BCBF Business Gross Profit Margin	42%	43%
Beauty Products Business Gross Profit Margin	88%	-%

For the six months ended June 30, 2023, the Company has experience significant improvement in total revenue due to the establishment of new business segments, which is the online retailing business through e-commerce platform and trading business of beauty products. For the six months ended June 30, 2023, the revenue of BCBF trading business has been increased because the sales of BCBF have increased as a result of more customers buy our products. For the six months ended June 30, 2023, the BCBF trading business segment, the online retailing business segment and the beauty products trading business segment contributed 37%, 62% and 1% of the total revenue respectively.

Three months ended June 30, 2023 and 2022

The Company generated revenue in the amount of $1,677 for the three months ended June 30, 2023 while the cost of revenue for was $147, which resulted in gross profit of $1,530 and a gross margin of 91%. For the three months ended June 30, 2023, the Company generated net revenue from online retailing business in the amount of $405 as the business does not have cost of revenue, which resulted in gross profit of $405. For the three months ended June 30, 2023, the Company generated revenue from beauty products trading business in the amount of $1,272 while the cost of revenue for was $147, which resulted in gross profit of $1,125 and a gross margin of 88%.

The Company generated revenue in the amount of $10,864 for the three months ended June 30, 2022 while the cost of revenue for was $6,428, which resulted in gross profit of $4,436 and a gross margin of 41%.

The revenue of the Company has decreased significantly from $10,864 for the three months ended June 30, 2022 to $1,677 for the three months ended June 30, 2023 due to there is no sale for BCBF trading business as the Company is focusing on promoting the new business segments, online retailing business and beauty products trading business to attract more customers.

The general and administrative expenses for the three months ended June 30, 2023 and 2022 were $96,821 and $40,511 respectively. The general and administrative expenses are primarily related to salary and social contribution, lease expenses, travelling expenses, advertising expenses, audit fees and consultancy fees. The general and administrative expenses have been increased because new office rental increased the lease expenses and the establishment of new business segment.

As a result, the Company incurred an operating loss of $95,291 and $36,075 for the three months ended June 30, 2023 and 2022, respectively.

Six months ended June 30, 2023 and 2022

The Company generated revenue in the amount of $155,971 for the six months ended June 30, 2023 while the cost of revenue for was $33,718, which resulted in gross profit of $122,253 and a gross margin of 78%. For the six months ended June 30, 2023, the Company generated revenue from BCBF trading business in the amount of $57,622 while the cost of revenue for was $33,571, which resulted in gross profit of $24,051 and a gross margin of 42%. For the six months ended June 30, 2023, the Company generated net revenue from online retailing business in the amount of $97,077 as the business does not have cost of revenue, which resulted in gross profit of $97,077. For the six months ended June 30, 2023, the Company generated revenue from beauty products trading business in the amount of $1,272 while the cost of revenue for was $147, which resulted in gross profit of $1,125 and a gross margin of 88%.

The Company generated revenue in the amount of $24,826 for the six months ended June 30, 2022 while the cost of revenue for was $14,248, which resulted in gross profit of $10,578 and a gross margin of 43%.

The Company has improved the revenue and the gross profit margin due to the establishment of new business segments, which are the online retailing business through e-commerce platform and beauty products trading business. Fluctuation in gross profit margin of BCBF trading business which caused by fluctuation in unit selling price, may vary amongst customers, depending on number of factors including customer historical purchase quantity and payment terms. The gross profit margin of online business and beauty products trading business may vary amongst customers due to the types of products required by the customers based on their consumption behaviors. The

The selling and distribution expenses and the general and administrative expenses for the six months ended June 30, 2023 were $495 and $146,968 respectively. The selling and distribution expenses and the general and administrative expenses for the six months ended June 30, 2022 were $0 and $72,399 respectively. The general and administrative expenses are primarily related to salary and social contribution, lease expenses, travelling expenses, advertising expenses, audit fees and consultancy fees. The general and administrative expenses have been increased because new office rental increased the lease expenses, the maintenance fee of online business platform increased the sundry expenses and the establishment of new business segment.

As a result, the Company incurred an operating loss of $25,209 and $61,821 for the six months ended June 30, 2023 and 2022, respectively.

Liquidity and Capital Resources

Six months ended June 30, 2023 and 2022

Cash Used In Operating Activities

For the six months ended June 30, 2023, the Company used $294,252 in operating activity, of which primarily consist of net loss, increase in prepayment, deposits and other receivables, decrease in deferred revenue and reduction in lease liability contra by depreciation and amortization, decrease in inventories and increase in other payables and accrued liabilities.

For the six months ended June 30, 2022, the Company used $62,749 in operating activity, of which primarily consist of net loss, repayment of other payables and accrued liabilities and reduction in lease liability contra by amortization and decrease in inventories.

Cash Used In Investing Activities

For the six months ended June 30, 2023, the Company invested $6,614 in investing activities for the acquisition of new office equipment and intangible assets, such as trademarks.

For the six months ended June 30, 2022, the Company did not generate nor used any cash in investing activities.

Cash Provided by Financing Activities

For the six months ended June 30, 2023, the Company has received cash provided by director amounting to $126,502.

For the six months ended June 30, 2022, the Company has received cash provided by director amounting to $49,621.

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

The amount of cash denominated in RMB is approximately CNY234,114 (Equivalent to USD 32,276) as of June 30, 2023.

Off-balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders as of June 30, 2023.

Contractual Obligations

As a smaller reporting company, we are not required to provide the aforementioned information.

Critical Accounting Policies

Revenue Recognition

The Company generates two streams of revenue.

The first stream of revenue is generated through sale of goods, primarily Bio-Carbon-Based-Fertilizer (“BCBF”) and beauty products. Revenue is recognized when a customer obtains control of promised goods or services and is recognized in an amount that reflects the consideration that the Company expects to receive in exchange for those goods or services. In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The amount of revenue that is recorded reflects the consideration that the Company expects to receive in exchange for those goods and services. The Company applies the following five-step model in order to determine this amount:

(F) identification of the promised goods and services in the contract;

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

Going Concern Uncertainties

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company incurred a loss of $25,383 for the six months ended June 30, 2023 resulting in accumulated deficit of $415,370 and a working capital deficit of $302,660.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer, of the effectiveness of our disclosure controls and procedures as of June 30, 2023. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our chief executive officer concluded that our disclosure controls and procedures were not effective. The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (i) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (ii) inadequate segregation of duties and effective risk assessment; (iii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines; and (iv) lack of internal audit function due to the fact that the Company lacks qualified resources to perform the internal audit functions properly and that the scope and effectiveness of the internal audit function are yet to be developed. The aforementioned material weaknesses were identified by our chief executive officer in connection with the review of our financial statements as of June 30, 2023.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2023. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of these controls.

As of June 30, 2023, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in 2013 and SEC guidance on conducting such assessments. Based on such evaluation, the Company’s management concluded that, during the period covered by this Report, our internal control over financial reporting were not effective due to the presence of material weaknesses.

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

Changes in Internal Control over Financial Reporting:

There were no changes in our internal control over financial reporting during the six months ending June 30, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: August 14, 2023

	By:	/s/ Wang Min
	Title:	Chief Executive Officer, President, Secretary, Treasurer, and Director (Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer)

-11-