Form 10-Q
period 2023-09-30
YCQH Agricultural Technology Co. Ltd
filed 2023-11-14
CIK 1794276

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2023

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

N/A

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name on each exchange on which registered
N/A	N/A	N/A

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 14, 2023
Common Stock, $0.0001 par value	101,400,000

PART I — FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

YCQH AGRICULTURAL TECHNOLOGY CO. LTD

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2023 AND DECEMBER 31, 2022

(Currency expressed in United States Dollars (“US$”), except for number of shares or otherwise stated)

	As of September 30, 2023	As of December 31, 2022

ASSETS
Current assets
Cash and cash equivalents	$6,127	$232,706
Inventories	24,830	59,444
Prepayment, deposits and other receivables	184,758	19,747
Total current assets	215,715	311,897

Non-current Assets
Right-of-use assets, net	$46,705	$79,394
Total non-current assets	46,705	79,394

TOTAL ASSETS	$262,420	$391,291

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Other payables and accrued liabilities	$42,817	$94,214
Deferred revenue	-	118,868
Amount due to a director	493,241	321,933
Lease liability – current portion	39,874	40,523
Total current liabilities	$575,932	$575,538

Non-current liabilities
Lease liability – non-current portion	6,831	38,871
Total non-current liabilities	6,831	38,871

TOTAL LIABILITIES	$582,763	$614,409

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.0001 par value; 200,000,000 shares authorized; 0 issued and outstanding	$-	$-
Common stock, $ 0.0001 par value; 800,000,000 shares authorized; 101,400,000 shares and 101,400,000 shares of common stock issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	10,140	10,140
Additional paid-in capital	148,860	148,860
Accumulated other comprehensive (loss)/income	(1,025)	7,869
Accumulated deficit	(478,318)	(389,987)

TOTAL STOCKHOLDERS’ DEFICIT	$(320,343)	$(223,118)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$262,420	$391,291

See accompanying notes to unaudited condensed consolidated financial statements.

YCQH AGRICULTURAL TECHNOLOGY CO. LTD

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

(Currency expressed in United States Dollars (“US$”), except for number of shares or otherwise stated)

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
REVENUE	$67,593	$28,848	$223,564	$53,674

COST OF REVENUE	(5,290)	(5,566)	(39,007)	(19,813)

GROSS PROFIT	62,303	23,282	184,557	33,861

OPERATING EXPENSES
Selling and distribution	-	-	(495)	-
General and administrative	(128,552)	(42,061)	(275,520)	(114,460)

LOSS FROM OPERATION BEFORE INCOME TAX	(66,249)	(18,779)	(91,458)	(80,599)

OTHER INCOME/(EXPENSE)
Gain on disposal of subsidiary	3,286	-	3,286	-
Interest income	15	3	79	10

LOSS BEFORE INCOME TAX	(62,948)	(18,776)	(88,093)	(80,589)

INCOME TAX EXPENSES	-	-	(238)	-

NET LOSS	(62,948)	(18,776)	(88,331)	(80,589)

Other comprehensive loss:
- Foreign currency translation loss	(745)	(5,567)	(8,894)	(10,666)

TOTAL COMPREHENSIVE LOSS	(63,693)	(24,343)	(97,225)	(91,255)

NET LOSS PER SHARE, BASIC AND DILUTED	(0.00)	(0.00)	(0.00)	(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED	101,400,000	101,400,000	101,400,000	101,400,000

See accompanying notes to unaudited condensed consolidated financial statements.

YCQH AGRICULTURAL TECHNOLOGY CO. LTD

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

(Currency expressed in United States Dollars (“US$”), except for number of shares or otherwise stated)

	COMMON STOCK					TOTAL
	NUMBER OF SHARES	AMOUNT	ADDITIONAL PAID-IN CAPITAL	ACCUMULATED DEFICIT	ACCUMULATED COMPREHENSIVE INCOME	STOCKHOLDERS’ EQUITY/(DEFICIT)
Balance as of December 31, 2021	101,400,000	$10,140	$148,860	$(315,537)	$17,703	$(138,834)
Net loss for the period	-	-	-	(25,742)	-	(25,742)
Foreign currency translation	-	-	-	-	275	275
Balance as of March 31, 2022	101,400,000	$10,140	$148,860	$(341,279)	$17,978	$(164,301)
Net loss for the period	-	-	-	(36,071)	-	(36,071)
Foreign currency translation	-	-	-	-	(5,374)	(5,374)
Balance as of June 30, 2022	101,400,000	$10,140	$148,860	$(377,350)	$12,604	$(205,746)
Net loss for the period	-	-	-	(18,776)	-	(18,776)
Foreign currency translation	-	-	-	-	(5,567)	(5,567)
Balance as of September 30, 2022	101,400,000	$10,140	$148,860	$(396,126)	$7,037	$(230,089)

	COMMON STOCK					TOTAL
	NUMBER OF SHARES	AMOUNT	ADDITIONAL PAID-IN CAPITAL	ACCUMULATED DEFICIT	ACCUMULATED COMPREHENSIVE INCOME	STOCKHOLDERS’ EQUITY/(DEFICIT)
Balance as of December 31, 2022	101,400,000	$10,140	$148,860	$(389,987)	$7,869	$(223,118)
Net profit for the period	-	-	-	69,894	-	69,894
Foreign currency translation	-	-	-	-	487	487
Balance as of March 31, 2023	101,400,000	$10,140	$148,860	$(320,093)	$8,356	$(152,737)
Net loss for the period	-	-	-	(95,277)	-	(95,277)
Foreign currency translation	-	-	-	-	(8,636)	(8,636)
Balance as of June 30, 2023	101,400,000	$10,140	$148,860	$(415,370)	$(280)	$(256,650)
Net loss for the period	-	-	-	(62,948)	-	(62,948)
Foreign currency translation	-	-	-	-	(745)	(745)
Balance as of September 30, 2023	101,400,000	$10,140	$148,860	$(478,318)	$(1,025)	$(320,343)

See accompanying notes to unaudited condensed consolidated financial statements

YCQH AGRICULTURAL TECHNOLOGY CO. LTD

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

(Currency expressed in United States Dollars (“US$”), except for number of shares or otherwise stated)

	Nine Months Ended September 30, 2023	Nine Months Ended September 30, 2022

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(88,331)	$(80,589)

Adjustments to reconcile net profit to net cash used in operating activities:
Gain on the disposal of subsidiary	(3,286)	-
Depreciation and amortization	29,253	12,195

Changes in operating assets and liabilities:
Inventories	33,571	19,813
Prepayment, deposits and other receivables	(174,957)	(7,452)
Other payables and accrued liabilities	(51,260)	(12,754)
Deferred revenue	(119,843)	-
Change in lease liability	(29,591)	(12,195)
Receipt in advance	162	-

Net cash used in operating activities	$(404,282)	$(80,982)

CASH FLOWS FROM INVESTING ACTIVITIES:

Net cash used in investing activities	$-	$-

CASH FLOWS FROM FINANCING ACTIVITIES:
Amount due to director	171,308	61,076

Net cash provided by financing activities	$171,308	$61,076

Effect of exchange rate changes on cash and cash equivalents	$6,395	$(600)

Net decrease in cash and cash equivalents	$(226,579)	$(20,506)
Cash and cash equivalents, beginning of year	232,706	33,038

CASH AND CASH EQUIVALENTS, END OF PERIOD	$6,127	$12,532

SUPPLEMENTAL CASH FLOWS INFORMATION
Cash paid for income taxes	$-	$-
Cash paid for interest paid	$-	$-

See accompanying notes to unaudited condensed consolidated financial statements.

YCQH AGRICULTURAL TECHNOLOGY CO. LTD

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

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

On September 25, 2023, the Company through subsidiary YCWB Agricultural Technology Co. Limited disposed XMYC Trading Co. Limited, with a consideration of CNY 0.1 (approximate $0.01). After the disposal of XMYC, the Company will continue to operate the beauty products trading business.

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

Prepayment, Deposits and Other Receivables

Prepayments and deposits are mainly cash deposited or advance payments made to third parties for future purchases or future services such as rent or other general expenses. This amount is refundable and bears no interest. The Company will recognize an allowance account for doubtful accounts to the extent it is probable that a portion or all of a particular account will not be collected. Management reviews its prepayments and deposits on a regular basis to determine if the allowance is adequate and adjusts the allowance when necessary. The Company’s management continues to evaluate the reasonableness of the allowance policy and update it if necessary. No allowance for doubtful accounts was made for the nine months ended September 30, 2023 and 2022.

Lease

The Company adopted the ASU No. 2016-02, on October 15, 2019 (date of inception). The Company leases office space for fixed periods with pre-emptive extension options. The Company recognizes lease payments for its short-term lease on a straight-line basis over the lease term.

As of September 30, 2023, the Company has one operating lease of which lease liability is initially and subsequently measured at the present value of the unpaid lease payments at the lease commencement date. The right-of-use asset is initially measured at cost, which comprises the initial amount of the lease liability adjusted for lease payments made at or before the lease commencement date, plus any initial direct costs incurred less any lease incentives received. Costs associated with operating lease assets are recognized on a straight-line basis within operating expenses over the term of the lease.

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

Translation of amounts from the local currencies of the Company into US$ has been made at the following exchange rates for the respective periods:

	For the nine months ended September 30, 2023	For the nine months ended September 30, 2022
Period-end HK$ : US$1 exchange rate	7.75	7.75
Period-end CNY¥ : US$1 exchange rate	7.28	7.12
Period-average HK$ : US$1 exchange rate	7.75	7.75
Period-average CNY¥ : US$1 exchange rate	7.06	6.64

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

Recently issued accounting pronouncements

In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments (Topic 326). ASU 2016-13 requires entities to use a forward-looking approach based on current expected credit losses (“CECL”) to estimate credit losses on certain types of financial instruments, including trade receivables. This may result in the earlier recognition of allowances for losses. ASU 2016-13 is effective for the Company beginning January 1, 2023.

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

4. GOING CONCERN UNCERTAINTIES

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company incurred a loss of $88,331 for the nine months ended September 30, 2023 resulting in accumulated deficit of $478,318 and a working capital deficit of $360,217.

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

5. INVENTORIES

As of September 30, 2023, and December 31, 2022, the Company inventories consist of following:

	As of September 30, 2023	As of December 31, 2022
Finished goods	$24,830	$59,444

Total inventories	$24,830	$59,444

No allowance has been provided for the nine months ended September 30, 2023.

6. PREPAYMENT, DEPOSITS AND OTHER RECEIVABLES

As of September 30, 2023 and December 31, 2022, prepayment, deposits and other receivables consist of following:

	As of September 30, 2023	As of December 31, 2022
Deposits for Hong Kong Company Secretary	$13	$13
Staff Advancement & Prepaid Staff Cost	40,410	43
Rental Deposit & Prepayment	13,690	14,416
Supplier Deposit & Prepayment	127,150	1,730
Prepaid transfer agent fee and OTCIQ renewal	3,495	3,545
Total prepayment, deposits and other receivables	$184,758	$19,747

7. OTHER PAYABLES AND ACCRUED LIABILITIES

As of September 30, 2023 and December 31, 2022, other payables and accrued liabilities consist of following:

	As of September 30, 2023	As of December 31, 2022
Other payables	$31,817	$69,069
Accrued audit fee	4,000	645
Accrued professional fee	7,000	24,500
Total other payables and accrued liabilities	$42,817	$94,214

As of September 30, 2023, the Company has other payables of $31,817, which mainly consisted of accrued salary and payables to third parties.

8. AMOUNT DUE TO A DIRECTOR

	As of September 30, 2023	As of December 31, 2022
Amount due to a director	$493,241	$321,933

As of September 30, 2023, the Company has an outstanding payable of $493,241 to our director, Ms. Wang Min, which is unsecured and non-interest bearing with no fixed terms of repayment. During the nine months ended September 30, 2023, the Company recorded an amount due to our director, Ms. Wang Min of $171,308.

9. STOCKHOLDERS’ EQUITY

As of September 30, 2023 and December 31, 2022, the Company has 101,400,000 shares and 101,400,000 shares of common stock issued and outstanding, respectively.

During the nine months ended September 30, 2023, the Company has not issued any shares.

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

The initial recognition of operating lease right and lease liability as follows:

Right-of-use assets, net as of December 31, 2021	$15,243
New lease recognized for the year ended December 31, 2022	82,685
Less: amortization	(17,712)
Foreign exchange translation	(822)
Right-of-use assets, net as of December 31, 2022	79,394

Lease liability as of December 31, 2021	$15,243
New lease recognized for the year ended December 31, 2022	82,685
Add: imputed interest	598
Less: principal repayment	(18,309)
Foreign exchange translation	(823)
Lease liability as of December 31, 2022	$79,394

As of September 30, 2023, operating lease right-of-use assets as follows:

Right-of-use assets, net as of December 31, 2022	$79,394
Amortization for the period ended September 30, 2023	(29,584)
Foreign exchange translation	(3,105)
Right-of-use assets, net as of September 30, 2023	$46,705

As of September 30, 2023, operating lease liability as follows:

Lease liability as of December 31, 2022	$79,394
Add: imputed interest for the period ended September 30, 2023	2,178
Less: gross repayment for the period ended September 30, 2023	(31,762)
Foreign exchange translation	(3,105)
Lease liability as of September 30, 2023	$46,705

Lease liability current portion	$39,874
Lease liability non-current portion	$6,831

Maturities of the loan for each of the five years and thereafter are as follows:
2023	$9,792
2024	36,913

Other information:

Nine months ended September 30
2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flow to operating lease	$31,762
Remaining lease term for operating lease (years)	1.17
Weighted average discount rate for operating lease	4.75%

11. CONCENTRATION OF RISK

Customer Concentration

For the three months ended September 30, 2023, the Company generated total revenue of $67,593, of which seven customer accounted for more than 10% of the Company’s total revenue. For the three months ended September 30, 2022, the Company generated total revenue of $28,848, of which one customer accounted for more than 10% of the Company’s total revenue.

	For the three months ended September 30
	2023	2022	2023	2022	2023	2022
	Revenues		Percentage of revenues		Accounts receivable, trade

Customer A	$-	$8,192	-%	28%	$-	$-
Customer H	8,500	-	13	-	-	-
Customer I	8,499	-	13	-	-	-
Customer J	8,489	-	12	-	-	-
Customer K	8,499	-	13	-	-	-
Customer L	8,499	-	13	-	-	-
Customer M	8,482	-	12	-	-	-
Customer N	10,281	-	15	-	-	-
Others	6,344	20,656	9%	72%	-	-
Total	$67,593	$28,848	100%	100%	$-	$-

For the nine months ended September 30, 2023, the Company generated total revenue of $223,564, of which no customer accounted for more than 10% of the Company’s total revenue. For the nine months ended September 30, 2022, the Company generated total revenue of $53,674, of which two customers accounted for more than 10% of the Company’s total revenue.

	For the nine months ended September 30
	2023	2022	2023	2022	2023	2022
	Revenues		Percentage of revenues		Accounts receivable, trade

Customer A	$-	$13,603	-%	25%	$-	$-
Customer B	-	10,338	-%	19%	-	-
Others	223,564	29,733	100%	56%	-	-
Total	$223,564	$53,674	100%	100%	$-	$-

Vendor Concentration

For the three months ended September 30, 2023, the Company incurred cost of revenue of $5,290 solely accounted by a single vendor. For the three months ended September 30, 2022, the Company incurred cost of revenue of $5,566 solely accounted by a single vendor.

	For the three months ended September 30
	2023	2022	2023	2022	2023	2022
	Cost of revenue		Percentage of Cost of revenue		Accounts payable, trade

Vendor A	$-	$5,566	-%	100%	$-	$-
Vendor B	5,290	-	100%	-%	-	-
Total	$5,290	$5,566	100%	100%	$-	$-

For the nine months ended September 30, 2023, the Company incurred cost of revenue of $39,007, accounted by two vendors. For the nine months ended September 30, 2022, the Company incurred cost of revenue of $19,813 solely accounted by a single vendor.

	For the nine months ended September 30
	2023	2022	2023	2022	2023	2022
	Cost of revenue		Percentage of Cost of revenue		Accounts payable, trade

Vendor A	$33,570	$19,813	86%	100%	$-	$-
Vendor B	5,437	-	14%	-%	-	-
Total	$39,007	$19,813	100%	100%	$-	$-

12. INCOME TAXES

The Company being a United States entity is subject to the United States federal income tax at 21%. No provision for income taxes in the United States has been made as the Company had no United States taxable income for the nine months ended September 30, 2023.

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

The following table summarizes a reconciliation of the Company’s income taxes expenses:

	For the Nine Months Ended September 30
	2023	2022
Computed expected expenses/(benefits)	(25)%	25%
Effect of foreign tax rate difference	2%	(2)%
Deferred tax assets not recognized	24%	(23)%
Temporary difference not recognized	(1)%	-%
Income tax expense	-%	-%

	For the Nine Months Ended September 30
	2023	2022
PRC statutory tax rate	25%	25%
Computed expected expenses/(benefits)	$(34,961)	$(20,147)
Effect of foreign tax rate difference	2,369	1,881
Deferred tax assets not recognized	34,203	18,266
Temporary difference not recognized	(1,373)	-
Income tax expense	$238	$-

The following table sets forth the significant components of the aggregate deferred tax assets of the Company as of September 30, 2023:

	As of September 30, 2023	As of December 31, 2022
Deferred tax assets:

Net operating loss carry forwards
- United States of America	$66,095	$57,096
- Hong Kong	732	606
- People Republic China	49,871	26,345

Less: valuation allowance	(116,698)	(84,047)
Deferred tax assets	$-	$-

Management believes that it is more likely than not that the deferred tax assets will not be fully realizable in the future. Accordingly, the Company provided for a full valuation allowance against its deferred tax assets of $116,698 as of September 30, 2023.

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

	For the Nine Months Ended and As of September 30, 2023
By Business Unit	BCBF Trading Business	Online Retailing Business	Beauty Products Trading Business	Total
Revenue	$57,622	$97,744	$68,198	$223,564

Cost of revenue	(33,571)	-	(5,436)	(39,007)
Selling and distribution expenses	(495)	-	-	(495)
General and administrative expenses	(139,759)	(21,229)	(114,532)	(275,520)

Loss from operations	(116,203)	76,515	(51,770)	(91,458)

Total assets	$262,420	$-	$-	$262,420
Capital expenditure	$-	$-	$-	$-

	For the Nine Months Ended and As of September 30, 2022
By Business Unit	BCBF Trading Business	Online Retailing Business	Total
Revenue	$34,562	$19,112	$53,674

Cost of revenue	(19,813)	-	(19,813)
General and administrative expenses	(114,460)	-	(114,460)

Loss from operations	(99,711)	19,112	(80,599)

Total assets	$82,610	$-	$82,610
Capital expenditure	$-	$-	$-

	For the Nine Months Ended and As of September 30, 2023
By Country	United States	China	Total
Revenue	$-	$223,564	$223,564

Cost of revenue	-	(39,007)	(39,007)
Selling and distribution expenses	-	(495)	(495)
General and administrative expenses	(42,852)	(232,668)	(275,520)

Loss from operations	(42,852)	(48,606)	(91,458)

Total assets	$5,486	$256,934	$262,420
Capital expenditure	$-	$-	$-

	For the Nine Months Ended and As of September 30, 2022
By Country	China	Total
Revenue	$53,674	$53,674

Cost of revenue	(19,813)	(19,813)
General and administrative expenses	(114,460)	(114,460)

Loss from operations	(80,599)	(80,599)

Total assets	$82,610	$82,610
Capital expenditure	$-	$-

14. Disposal of subsidiary

On September 22, 2023, YCWB Agricultural Technology Co. Limited (the “Company”) entered into a disposition agreement (the “Agreement”) with Cao Li Li (the “Buyer”).

Pursuant to the Agreement, the Company have agreed to sell to the Buyer an 100% equity stake in XMYC Trading Co. Limited in consideration of CNY 0.1 (approximate $0.01). The disposition was effective on September 22, 2023 and the exercise was completed on September 25, 2023.

As confirmed, the business line of XMYC, which operates in the beauty products trading industry, will continue to be operated by the company. Therefore, the disposal of XMYC will not result in any strategic shift, as the major line of business will still be retained and operated within the company. Conclusion, this disposal is not fall under discontinued operations.

On September 22, 2023, XMYC book consist of following assets and liabilities, and as a result of disposition the Company recognize a gain on disposition amounted $3,286.

Cash and cash equivalents	$4,111
Deposits paid, prepayments and other receivables	10,901
Property, plant and equipment, net	337
Intangible asset	6,227
Receipt in advance	(5,506)
Accrued liabilities, other payables and deposits received	(18,599)
Foreign currency translation loss	(757)
Shareholders’ Deficit of XMYC	$(3,286)
Fair value of consideration	(0.01)
Gain on disposition	$(3,286)

15. SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after September 30, 2023 up through the date the Company issued the financial statements. No subsequent events have occurred that would require recognition or disclosure in the financial statements.

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

On September 25, 2023, the Company through subsidiary YCWB Agricultural Technology Co. Limited disposed XMYC Trading Co. Limited, with a consideration of CNY 0.1 (approximate $0.01). Even though XMYC has been disposed, the beauty products trading business will continue to be operated by the Company.

Results of operations

For the nine months ended September 30, 2023 and 2022, the Company has generated a revenue of $223,564 and $53,674, respectively. Breakdown of revenue as following:

	Three months ended September 30		Nine months ended September 30
	2023	2022	2023	2022
BCBF Business Sales Revenue	$-	$9,736	$57,622	$34,562
Percentage towards Total Revenue	-%	34%	26%	64%

Online Business Revenue	$667	$19,112	$97,744	$19,112
Percentage towards Total Revenue	1%	66%	44%	36%
Beauty Products Business Sales Revenue	66,926	-	$68,198	$-
Percentage towards Total Revenue	99%	-	30%	-%
Total Revenue	67,593	28,848	$223,564	$53,674

BCBF Business Cost of Sales	-	(5,566)	(33,571)	(19,813)
Beauty Products Business Cost of Sales	(5,290)	-	(5,436)	-
Online Business Cost of Sales	-	-	-	-
Total Cost of Sales	$(5,290)	$(5,566)	$(39,007)	$(19,813)

BCBF Business Gross Profit	-	4,170	24,051	14,749
Beauty Products Business Gross Profit	61,636	-	62,762	-
Online Business Gross Profit	667	19,112	97,744	19,112
Total Gross Profit	$62,303	$23,282	$184,557	$33,861

Gross Profit Margin	92%	81%	83%	63%

BCBF Business Gross Profit Margin	-%	43%	42%	43%
Beauty Products Business Gross Profit Margin	92%	-	92%	-

For the nine months ended September 30, 2023, the Company has experience significant improvement in total revenue due to the establishment of new business segments, which is the online retailing business through e-commerce platform and trading business of beauty products. For the nine months ended September 30, 2023, the revenue of BCBF trading business has been increased because the sales of BCBF have increased as a result of more customers buy our products. For the nine months ended September 30, 2023, the BCBF trading business segment, the online retailing business segment and the beauty products trading business segment contributed 26%, 44% and 30% of the total revenue respectively.

Three months ended September 30, 2023 and 2022

The Company generated revenue in the amount of $67,593 for the three months ended September 30, 2023 while the cost of revenue was $5,290, which resulted in gross profit of $62,303 and a gross margin of 92%. For the three months ended September 30, 2023, the Company generated net revenue from online retailing business in the amount of $667 as the business does not have cost of revenue, which resulted in gross profit of $667. For the three months ended September 30, 2023, the Company generated revenue from beauty products trading business in the amount of $66,926 while the cost of revenue was $5,290, which resulted in gross profit of $61,636 and a gross margin of 92%.

The Company generated revenue in the amount of $28,848 for the three months ended September 30, 2022 while the cost of revenue was $5,566, which resulted in gross profit of $23,282 and a gross margin of 81%. For the three months ended September 30, 2022, the Company generated revenue from BCBF trading business in the amount of $9,736 while the cost of revenue was $5,566, which resulted in gross profit of $4,170 and a gross margin of 43%. For the three months ended September 30, 2022, the Company generated revenue from online business in the amount of $19,112 while the cost of revenue was none, which resulted in gross profit of $19,112 and a gross margin of 100%.

The revenue of the Company has increased significantly from $28,848 for the three months ended September 30, 2022 to $67,593 for the three months ended September 30, 2023 mainly due to significant improvement from beauty products business.

The general and administrative expenses for the three months ended September 30, 2023 and 2022 were $128,552 and $42,061 respectively. The general and administrative expenses are primarily related to salary and social contribution, lease expenses, travelling expenses, advertising expenses, audit fees and consultancy fees. The general and administrative expenses have been increased because new office rental increased the lease expenses and the establishment of new business segment.

As a result, the Company incurred an operating loss of $66,249 and $18,779 for the three months ended September 30, 2023 and 2022, respectively.

Nine months ended September 30, 2023 and 2022

The Company generated revenue in the amount of $223,564 for the nine months ended September 30, 2023 while the cost of revenue for was $39,007, which resulted in gross profit of $184,557 and a gross margin of 83%. For the nine months ended September 30, 2023, the Company generated revenue from BCBF trading business in the amount of $57,622 while the cost of revenue for was $33,571, which resulted in gross profit of $24,051 and a gross margin of 42%. For the nine months ended September 30, 2023, the Company generated net revenue from online retailing business in the amount of $97,744 as the business does not have cost of revenue, which resulted in gross profit of $97,744. For the nine months ended September 30, 2023, the Company generated revenue from beauty products trading business in the amount of $68,198 while the cost of revenue for was $5,436, which resulted in gross profit of $62,762 and a gross margin of 92%.

The Company generated revenue in the amount of $223,564 for the nine months ended September 30, 2023 while the cost of revenue for was $39,007, which resulted in gross profit of $184,557 and a gross margin of 83%.

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

The selling and distribution expenses and the general and administrative expenses for the nine months ended September 30, 2023 were $495 and $275,520 respectively. The selling and distribution expenses and the general and administrative expenses for the nine months ended September 30, 2022 were $0 and $114,460 respectively. The general and administrative expenses are primarily related to salary and social contribution, lease expenses, travelling expenses, advertising expenses, audit fees and consultancy fees. The general and administrative expenses have been increased because new office rental increased the lease expenses, the maintenance fee of online business platform increased the sundry expenses and the establishment of new business segment.

As a result, the Company incurred an operating loss of $91,458 and $80,599 for the nine months ended September 30, 2023 and 2022, respectively.

Liquidity and Capital Resources

Nine months ended September 30, 2023 and 2022

Cash Used In Operating Activities

For the nine months ended September 30, 2023, the Company used $404,282 in operating activity, of which primarily consist of net loss, gain on the disposal subsidiary, increase in prepayment, deposits and other receivables, decrease in other payables and accrued liabilities, decrease in deferred revenue and reduction in lease liability contra by depreciation and amortization, decrease in inventories and increase in receipt in advance.

For the nine months ended September 30, 2022, the Company used $80,982 in operating activity, of which primarily consist of net loss, increase in prepayment, decrease in other payables and accrued liabilities and reduction in lease liability contra by amortization and decrease in inventories.

Cash Used In Investing Activities

For the nine months ended September 30, 2023, September 30, 2022, the Company did not generate nor used any cash in investing activities.

Cash Provided by Financing Activities

For the nine months ended September 30, 2023, the Company has received cash provided by director amounting to $171,308.

For the nine months ended September 30, 2022, the Company has received cash provided by director amounting to $61,076.

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

The amount of cash denominated in RMB is approximately CNY7,372 (Equivalent to USD 1,013) as of September 30, 2023.

Off-balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders as of September 30, 2023.

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

Going Concern Uncertainties

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company incurred a loss of $88,331 for the nine months ended September 30, 2023 resulting in accumulated deficit of $478,318 and a working capital deficit of $360,217.

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

Recent accounting pronouncements

In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments (Topic 326). ASU 2016-13 requires entities to use a forward-looking approach based on current expected credit losses (“CECL”) to estimate credit losses on certain types of financial instruments, including trade receivables. This may result in the earlier recognition of allowances for losses. ASU 2016-13 is effective for the Company beginning January 1, 2023.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer, of the effectiveness of our disclosure controls and procedures as of September 30, 2023. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our chief executive officer concluded that our disclosure controls and procedures were not effective. The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (i) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (ii) inadequate segregation of duties and effective risk assessment; (iii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines; and (iv) lack of internal audit function due to the fact that the Company lacks qualified resources to perform the internal audit functions properly and that the scope and effectiveness of the internal audit function are yet to be developed. The aforementioned material weaknesses were identified by our chief executive officer in connection with the review of our financial statements as of September 30, 2023.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2023. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of these controls.

As of September 30, 2023, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in 2013 and SEC guidance on conducting such assessments. Based on such evaluation, the Company’s management concluded that, during the period covered by this Report, our internal control over financial reporting were not effective due to the presence of material weaknesses.

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

Changes in Internal Control over Financial Reporting:

There were no changes in our internal control over financial reporting during the nine months ending September 30, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: November 14, 2023

	By:	/s/ Wang Min
	Title:	Chief Executive Officer, President, Secretary, Treasurer, and Director (Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer)

-11-