Form 10-K
period 2023-12-31
YCQH Agricultural Technology Co. Ltd
filed 2024-04-16
CIK 1794276

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended December 31, 2023

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
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act

☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report.

☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.

☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).

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

$10,280,000 as of June 30, 2023

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

N/A

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name on each exchange on which registered
N/A	N/A	N/A

APPLICABLE ONLY TO CORPORATE REGISTRANTS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 30, 2024
Common Stock, $0.0001 par value	101,400,000

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

Use of Defined Terms

Except as otherwise indicated by the context, references in this Report to:

●	The “Company,” “we,” “us,” “our,” or “YCQH” are references to YCQH Agricultural Technology Co. Ltd, a Nevada corporation.

●	“Common Stock” refers to the common stock, par value $0.001, of the Company;

●	“U.S. dollar,” “$” and “US$” refer to the legal currency of the United States;

●	“Securities Act” refers to the Securities Act of 1933, as amended; and

●	“Exchange Act” refers to the Securities Exchange Act of 1934, as amended.

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

Employees and Function

The Company has 9 employees. All of them work on a full-time basis, including our director, Ms. Wang Min. The Company provides benefits to each employee excluding sales, marketing and after sales service department employee, in the form of $40 travelling allowance per month and a $40 telecommunication allowance per month. Additionally, the Company maintains mandatory social security for pensions, medical, unemployment, work-related injury and maternity insurance. The Company segregates individual employees in accordance to function as displayed below:

Functions	Number of Employees
Management	1
Sales, Marketing, and After Sales Service	3
Accounting, Finance, and Internal Operation	5
Total	9

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

ITEM 1C. CYBERSECURITY

To optimize our information security management system, we undertake periodic updates as deemed appropriate. We incorporate relevant standards and frameworks to facilitate monitoring of compliance with regulatory, industry, and evolving data privacy requirements. Additionally, we engage in ongoing monitoring of our IT systems and processes to promptly identify and address actual and potential threats. Our approach includes regular adjustments to systems, procedures, and policies in response to identified threats and risks. This adaptive strategy ensures our resilience against emerging security challenges.

Our organizational prioritize on addressing cybersecurity risks, with management playing a central role in assessing and managing these risks. Our internal processes mandate the escalation of significant cybersecurity risks to executive leadership, as well as to management and committees responsible for preventing, detecting, mitigating, and remedying cybersecurity incidents. These processes ensure consistent and effective incident handling and response, establishing standards for internal notifications and escalations. Moreover, they outline considerations for external notifications, including disclosure or notification requirements to state and/or federal agencies or affected customers in the event of a cybersecurity incident. This structured approach reinforces our commitment to robust cybersecurity governance and risk management practices.

As of December 31, 2023, the Company has not identified any cybersecurity threats, including previous incidents, that have materially impacted our business strategy, results of operations, or financial condition. This assertion signifies our diligent efforts in managing and mitigating cybersecurity risks, contributing to the stability and continuity of our operations.

ITEM 2. PROPERTIES

Our principal executive office is located at No. 1104, Ren Min Nan Road No. 45, Wuhou District, Chengdu, Sichuan Province, China 610000.

SCQC entered into tenancy agreement with a third-party landlord to rent the aforementioned physical office space on December 01, 2022 with an effective period of two years commencing on December 01, 2022 and extending to November 30, 2024 at CNY 23,000 per month, payable on quarterly basis.

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

Fiscal Year 2023	High Bid	Low Bid
First Quarter	$1.25	$0.20
Second Quarter	$0.20	$0.20
Third Quarter	$0.20	$0.10
Fourth Quarter	$0.15	$0.10

Fiscal Year 2022	High Bid	Low Bid
First Quarter	$0.09	$0.01
Second Quarter	$0.15	$0.01
Third Quarter	$0.20	$0.11
Fourth Quarter	$0.20	$0.20

Dividend

No cash dividends were paid on our shares of common stock during the fiscal year ended December 31, 2023 and 2022. We have not paid any cash dividends since our inception on October 15, 2019 and we currently have no plans to pay such dividends. Our board of directors currently intends to retain all earnings for use in the business for the foreseeable future.

Holders

The Company has issued and outstanding common shares of 101,400,000 common shares with 138 shareholders as of December 31, 2023. There are no outstanding options or warrants or securities that are convertible into shares of common stock.

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

Purchases of Equity Securities by the Registrant and Affiliated Purchasers

We have not repurchased any shares of our common stock during the fiscal year ended December 31, 2023.

Other Stockholder Matters

None.

ITEM 6. RESERVED

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations for the fiscal year ended December 31, 2023 should be read in conjunction with our Financial Statements and corresponding notes to those financial statements that are included in this Annual Report on Form 10-K. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations, and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Risk Factors and Special Note Regarding Forward-Looking Statements in this report. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” “target”, “forecast” and similar expressions to identify forward-looking statements.

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

Results of operations

Year ended December 31, 2023

For the years ended December 31, 2023 and 2022, the Company has generated a revenue of $510,235 and $118,396, respectively. Breakdown of revenue as following:

	Years ended December 31
	2023	2022
BCBF Business Sales Revenue	$57,803	$33,972
Percentage towards Total Revenue	11%	29%

Online Business Revenue without inventory risk	$90,471	$84,424
Online Business Revenue with inventory risk	293,763	-
Total Online Business Revenue	384,234	84,424
Percentage towards Total Revenue	75%	71%

Beauty Products Business Revenue	$68,198	$-
Percentage towards Total Revenue	14%	-%
Total Revenue	$510,235	$118,396

BCBF Business Cost of Sales	(34,517)	(19,475)
Online Business Cost of Sales – with inventory risk	(29,966)	-
Beauty Products Business Cost of Sales	(5,436)	-
Total Cost of Sales	$(69,919)	$(19,475)

BCBF Business Gross Profit	23,286	14,497
Online Business Gross Profit – without inventory risk	90,471	84,424
Online Business Gross Profit – with inventory risk	263,797	-
Beauty Products Business Gross Profit	62,762	-
Total Gross Profit	$440,316	$98,921

Gross Profit Margin	86%	84%

BCBF Business Gross Profit Margin	40%	43%
Online Business Gross Profit Margin	92%	100%
Beauty Products Business Gross Profit Margin	92%	-%

For the year ended December 31, 2023, the Company has experience significant improvement in total revenue due to the establishment of new business segments, which is the online retailing business through e-commerce platform and trading business of beauty products. For the year ended December 31, 2023, the revenue of BCBF trading business has been increased because the sales of BCBF have increased as a result of more customers buy our products. For the year ended December 31, 2023, the BCBF trading business segment, the online retailing business segment and the beauty products trading business segment contributed 11%, 75% and 14% of the total revenue respectively.

Years ended December 31, 2023 and 2022

The Company generated revenue in the amount of $510,235 for the year ended December 31, 2023 while the cost of revenue was $69,919, which resulted in gross profit of $440,316 and a gross margin of 86%. For the year ended December 31, 2023, the Company generated revenue from BCBF trading business in the amount of $57,803 while the cost of revenue for was $34,517, which resulted in gross profit of $23,286 and a gross margin of 40%. For the year ended December 31, 2023, the Company generated revenue from online business in the amount of $384,234 while the cost of revenue for was $29,966, which resulted in gross profit of $354,268 and a gross margin of 92%. For the year ended December 31, 2023, the Company generated revenue from beauty products trading business in the amount of $68,198 while the cost of revenue was $5,436, which resulted in gross profit of $62,762 and a gross margin of 92%.

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

The revenue of the Company has increased significantly from $118,396 for the year ended December 31, 2022 to $510,235 for the year ended December 31, 2023 mainly due to significant improvement from online business and beauty products business.

The general and administrative expenses for the year ended December 31, 2023 and 2022 were $348,051 and $173,471 respectively, primarily related to salary and social contribution, lease expenses, travelling expenses, advertising expenses, audit fees and consultancy fees. The general and administrative expenses have been increased because of the establishment of new business segments.

The selling and distribution expenses for the year ended December 31, 2023 and 2022 were $85,418 and $0 respectively, primarily related to delivery costs and advertising expenses.

As result, the Company incurred an operating income of $6,847 for the year ended December 31, 2023 and incurred an operating loss of $74,550 for the year ended December 31, 2022.

Liquidity and Capital Resources

Years ended December 31, 2023 and 2022

Cash Used In Operating Activities

For the year ended December 31, 2023, the Company used $318,155 in operating activity, of which primarily consist of increase in inventories, increase in prepayment, deposits and other receivables, decrease in other payables and accrued liabilities, decrease in deferred revenue and reduction in lease liability contra by net income, depreciation and amortization, increase in account payables and increase in receipt advance.

For the year ended December 31, 2022, the Company realized cash provided by operating activity in the amount of $120,469, of which primarily consist of net loss, increase in prepayment, deposits and other receivables and reduction in lease liability offsetting by decrease in inventories, increase in other payables and accrued liabilities and increase in deferred revenue.

Cash Used In Investing Activities

For the year ended December 31, 2023, the Company does not have any investing activities affecting cash position.

For the year ended December 31, 2022, the Company does not have any investing activities affecting cash position.

Cash Provided by Financing Activities

For the year ended December 31, 2023, the Company realized cash provided by financing activity in the amount of $179,956, of which consist of advance from director.

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

The amount of cash denominated in RMB is approximately CNY611,121 (Equivalent to USD86,109) as of December 31, 2023.

Off-balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders as of December 31, 2023.

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

While another revenue stream is our online retailing business. In online retailing business we have differentiate into two distinct revenue streams: sales revenue with inventory risk and sales revenue without inventory risk. Initially, the Company act as an agent in transactions, meaning we place orders with suppliers upon receiving orders from customers. The suppliers will then directly send the goods to the customer based on our order info. A reporting entity assumes the role of agent in a transaction and arranges for the other party to provide the specified goods or service. Consequently, product sales revenue is recorded net of cost of sales, as we act as an agent and do not bear inventory risk.

During the last quarter of 2023, we transitioned to purchasing stock from several suppliers and outsource the inventory warehouse to few suppliers and we are liable for the inventory risk hence we are principal in this extent. Similar to previous operations, contracts are formed when customers place orders in the app, and the performance obligation remains unchanged. Revenue recognition continues to be based on the point in time when customers assume control and legal ownership of the purchased products, without deducting any associated costs, as this reflects the normal transactional relationship between seller and buyer. We recognize revenue when customers take control and legal ownership of the purchased products.

From the quarter four of 2023 onwards, the company will continue operate as sales income from BCBF and online retailing business with and without inventory risk. to fulfill such purposes. As such, revenue is being recognized on net basis, i.e. gross revenue received from customer deduct the cost of purchase to supplier.

Besides, adopting ASC 606-10-55-42, we give an option to customers, which they will be received of cash back of 44% from their purchased amount in the Yao Cheng Duo. Hence, 44% of cash back is a material right, so we will net off the cash back portion with the revenue instead off recognize the whole purchased amount as revenue. Below attached the breakdown listing of customers who received the cash back.

Going Concern Uncertainties

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company generated a gain of $9,989 for the year ended December 31, 2023 resulting in accumulated deficit of $379,998 and a working capital deficit of $254,092.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of YCQH Agricultural Technology Co. Ltd:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of YCQH Agricultural Technology Co. Ltd together with its subsidiaries (“the Company”) as of December 31, 2023 and 2022, and the related consolidated statements of operations and comprehensive income/(loss), stockholders’ deficit, and cash flows for each of the two years in the period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States.

Going concern uncertainty

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4 to the financial statements, the Company incurred accumulated deficit, working capital deficit and net cash used in operating activities during the year ended December 31, 2023 that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 4. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Singapore

April 16, 2024

YCQH AGRICULTURAL TECHNOLOGY CO. LTD

AUDITED CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2023 AND 2022

(Currency expressed in United States Dollars (“US$”), except for number of shares or otherwise stated)

	As of December 31, 2023	As of December 31, 2022

ASSETS
Current assets
Cash and cash equivalents	$95,938	$232,706
Inventories	113,688	59,444
Prepayment, deposits and other receivables	132,747	19,747
Total current assets	342,373	311,897

Non-current Assets
Right-of-use assets, net	$34,954	$79,394
Total non-current assets	34,954	79,394

TOTAL ASSETS	$377,327	$391,291

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Trade payables	$12,597	$-
Other payables and accrued liabilities	32,242	94,214
Deferred revenue	14,782	118,868
Amount due to a director	501,890	321,933
Lease liability – current portion	34,954	40,523
Total current liabilities	$596,465	$575,538

Non-current liabilities
Lease liability – non-current portion	$-	$38,871
Total non-current liabilities	-	38,871

TOTAL LIABILITIES	$596,465	$614,409

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.0001 par value; 200,000,000 shares authorized; 0 issued and outstanding
Common stock, $0.0001 par value; 800,000,000 shares authorized; 101,400,000 shares and 101,400,000 shares of common stock issued and outstanding as of December 31, 2023 and 2022, respectively	$10,140	$10,140
Additional paid-in capital	148,860	148,860
Accumulated other comprehensive income	1,860	7,869
Accumulated deficit	(379,998)	(389,987)

TOTAL STOCKHOLDERS’ DEFICIT	$(219,138)	$(223,118)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$377,327	$391,291

See accompanying notes to consolidated financial statements.

YCQH AGRICULTURAL TECHNOLOGY CO. LTD

AUDITED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME/(LOSS)

FOR YEARS ENDED DECEMBER 31, 2023 AND 2022

(Currency expressed in United States Dollars (“US$”), except for number of shares or otherwise stated)

	Year ended December 31, 2023	Year ended December 31, 2022

REVENUE	510,235	$118,396

COST OF REVENUE	(69,919)	(19,475)

GROSS PROFIT	440,316	$98,921

OPERATING EXPENSES
Selling and distribution	(85,418)	-
General and administrative	(348,051)	(173,471)

INCOME/(LOSS) FROM OPERATION BEFORE INCOME TAX	6,847	(74,550)

OTHER INCOME/(EXPENSE)
Gain on disposal of subsidiary	3,286	-
Interest income	94	100

INCOME/(LOSS) BEFORE INCOME TAX	10,227	(74,450)

INCOME TAX EXPENSES	(238)	-

NET INCOME/(LOSS)	9,989	(74,450)

Other comprehensive loss:
- Foreign currency translation loss	(6,009)	(9,834)

TOTAL COMPREHENSIVE INCOME/(LOSS)	3,980	(84,284)

NET LOSS PER SHARE, BASIC AND DILUTED	0.00	(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED	101,400,000	101,400,000

See accompanying notes to consolidated financial statements.

YCQH AGRICULTURAL TECHNOLOGY CO. LTD

AUDITED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ DEFICIT

FOR YEARS ENDED DECEMBER 31, 2023 AND 2022

(Currency expressed in United States Dollars (“US$”), except for number of shares or otherwise stated)

	COMMON STOCK		ADDITIONAL		ACCUMULATED	TOTAL STOCKHOLDERS’
	NUMBER OF SHARES	AMOUNT	PAID-IN CAPITAL	ACCUMULATED DEFICIT	COMPREHENSIVE INCOME	EQUITY/ (DEFICIT)
Balance as of December 31, 2021	101,400,000	$10,140	$148,860	$(315,537)	$17,703	$(138,834)
Net loss for the year	-	-	-	(74,450)	-	(74,450)
Foreign currency translation	-	-	-	-	(9,834)	275
Balance as of December 31, 2022	101,400,000	$10,140	$148,860	$(389,987)	$7,869	$(223,118)
Net income for the year	-	-	-	9,989	-	9,989
Foreign currency translation	-	-	-	-	(6,009)	(6,009)
Balance as of December 31, 2023	101,400,000	$10,140	$148,860	$(379,998)	$1,860	$(219,138)

See accompanying notes to consolidated financial statements

YCQH AGRICULTURAL TECHNOLOGY CO. LTD

AUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR YEARS ENDED DECEMBER 31, 2023 AND 2022

(Currency expressed in United States Dollars (“US$”), except for number of shares or otherwise stated)

	Year Ended December 31, 2023	Year Ended December 31, 2022

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income/(loss)	$9,989	$(74,450)

Adjustments to reconcile net profit to net cash used in operating activities:
Amortization	38,939	17,712

Changes in operating assets and liabilities:
Inventories	(53,805)	19,475
Prepayment, deposits and other receivables	(119,084)	(17,166)
Other payables and accrued liabilities	(62,192)	70,998
Deferred revenue	(119,843)	121,612
Change in lease liability	(39,278)	(17,712)
Account payables	12,474	-
Receipt in advance	14,645	-

Net cash (used in)/provided by operating activities	$(318,155)	$120,469

CASH FLOWS FROM FINANCING ACTIVITIES:
Amount due to director	179,956	84,561

Net cash provided by financing activities	$179,956	$84,561

Effect of exchange rate changes on cash and cash equivalents	$1,431	$(5,362)

Net (decrease)/increase in cash and cash equivalents	$(136,768)	$199,668
Cash and cash equivalents, beginning of year	232,706	33,038

CASH AND CASH EQUIVALENTS, END OF YEAR	$95,938	$232,706

SUPPLEMENTAL CASH FLOWS INFORMATION
Cash paid for income taxes	$-	$-
Cash paid for interest paid	$-	$-

See accompanying notes to consolidated financial statements.

YCQH AGRICULTURAL TECHNOLOGY CO. LTD

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR YEARS ENDED DECEMBER 31, 2023 AND 2022

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

Prepayment, Deposits and Other Receivables

Prepayments and deposits are mainly cash deposited or advance payments made to third parties for future purchases or future services such as rent or other general expenses. This amount is refundable and bears no interest. The Company will recognize an allowance account for doubtful accounts to the extent it is probable that a portion or all of a particular account will not be collected. Management reviews its prepayments and deposits on a regular basis to determine if the allowance is adequate and adjusts the allowance when necessary. The Company’s management continues to evaluate the reasonableness of the allowance policy and update it if necessary. No allowance for doubtful accounts was made for both years ended December 31, 2023 and 2022.

Lease

The Company adopted the ASU No. 2016-02, on October 15, 2019 (date of inception). The Company leases office space for fixed periods pre-emptive extension options. The Company recognizes lease payments for its short-term lease on a straight-line basis over the lease term.

As of December 31, 2023, the Company have one operating lease of which lease liability is initially and subsequently measured at the present value of the unpaid lease payments at the lease commencement date. The right-of-use asset is initially measured at cost, which comprises the initial amount of the lease liability adjusted for lease payments made at or before the lease commencement date, plus any initial direct costs incurred less any lease incentives received. Costs associated with operating lease assets are recognized on a straight-line basis within operating expenses over the term of the lease.

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

While another revenue stream is our online retailing business. In online retailing business we have differentiate into two distinct revenue streams: sales revenue with inventory risk and sales revenue without inventory risk. Initially, the Company act as an agent in transactions, meaning we place orders with suppliers upon receiving orders from customers. The suppliers will then directly send the goods to the customer based on our order info. A reporting entity assumes the role of agent in a transaction and arranges for the other party to provide the specified goods or service. Consequently, product sales revenue is recorded net of cost of sales, as we act as an agent and do not bear inventory risk.

During the last quarter of 2023, we transitioned to purchasing stock from several suppliers and outsource the inventory warehouse to few suppliers and we are liable for the inventory risk hence we are principal in this extent. Similar to previous operations, contracts are formed when customers place orders in the app, and the performance obligation remains unchanged. Revenue recognition continues to be based on the point in time when customers assume control and legal ownership of the purchased products, without deducting any associated costs, as this reflects the normal transactional relationship between seller and buyer. We recognize revenue when customers take control and legal ownership of the purchased products.

From the quarter four of 2023 onwards, the company will continue operate as sales income from BCBF and online retailing business with and without inventory risk. Revenue of online retailing business without inventory risk is being recognized on net basis, i.e. gross revenue received from customer deduct the cost of purchase to supplier.

In compliance with ASC 606-10-55-42, the company offers customers a cash back incentive of 44% on their purchases from Yao Cheng Duo. This significant cash back is considered a material right for customers. Accordingly, the revenue from these transactions is reported net of the cash back amount, rather than recognizing the full purchase amount as revenue.

Deferred revenue

The Company's accounting policy related to deferred revenue is to recognize revenue for performance obligations that have not yet been fulfilled. As of December 31, 2023 and 2022, the Company recognized amounts of $14,782 and $118,868 respectively. The deferred revenue is expected to be recognized as revenue within 12 months from the reporting period, as all unsatisfied performance obligations are expected to be completed within that timeframe.

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

Advertising costs

The Company’s accounting policy related to advertising costs for annual reporting purposes is to expense costs incurred in marketing events for example event venue fees, emcee fees and others, as of the first date the advertisements take place. All marketing expenditures are expensed in the annual period in which the expenditure is incurred. For the year ended December 31, 2023 and 2022, the Company incurred expenses in the amount of $10,851 for advertising and $0 respectively.

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

During the last quarter of 2023, we transitioned to purchasing stock from several suppliers and outsource the inventory warehouse to few suppliers and we are liable for the inventory risk hence we are principal in this extent. Our inventory is stored and managed at the facilities of third-party logistics providers. These arrangements involve contractual agreements outlining the terms of storage, handling, and distribution of our inventory. Besides, the third-party logistics providers are responsible for maintaining the quality and condition of the inventory in accordance with our specifications.

Each third-party logistics provider uses its own inventory management system to track the movement and availability of our products. They will send us a copy of the movement and balance of inventory at the end of the month, which we then compare with the inventory movement worksheet maintained by our company. This allows us to identify any inventory discrepancies promptly. The third-party logistics providers facilitate the distribution of our inventory to our customers and fulfillment centers as per our instructions. Additionally, the logistics providers are responsible for our inventory in any aspect of damaged goods due to their responsibility, for example, stolen inventory, damaged goods due to warehouse conditions, and other factors.

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

Translation of amounts from the local currencies of the Company into US$ has been made at the following exchange rates for the respective periods:

	For the year ended December 31, 2023	For the year ended December 31, 2022
Period-end HK$ : US$1 exchange rate	7.75	7.75
Period-end CNY¥ : US$1 exchange rate	7.01	6.91
Period-average HK$ : US$1 exchange rate	7.75	7.75
Period-average CNY¥ : US$1 exchange rate	7.08	6.75

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

4. GOING CONCERN UNCERTAINTIES

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company currently in a net liability position and incurred a net cash used in operating activities of $318,155 for the year ended December 31, 2023 resulting in accumulated deficit of $379,998 and a working capital deficit of $254,092.

The Company’s cash position may not be significant enough to support the Company’s daily operations. While the Company believes in the viability of its strategy and in its ability to raise additional funds, there can be no assurances to that effect. The Company’s ability to continue as a going concern is dependent upon its ability to improve profitability. If the Company unable to improve profitability, then the Company shall rely on the financial support from its controlling shareholder.

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

5. INVENTORIES

As of December 31, 2023 and 2022, the Company’s inventories consist of following:

	As of December 31, 2023	As of December 31, 2022
Finished goods	$113,688	$59,444

Total inventories	$113,688	$59,444

No inventories allowance has been provided for years ended December 31, 2023 and 2022.

6. PREPAYMENT, DEPOSITS AND OTHER RECEIVABLES

As of December 31, 2023 and 2022, the Company’s prepayment, deposits and other receivables consist of following:

	As of December 31, 2023	As of December 31, 2022
Deposits for Hong Kong Company Secretary	$13	$13
Staff Advancement & Prepaid Staff Cost	9,810	43
Rental Deposit & Prepayment	13,498	14,416
Supplier Deposit & Prepayment	107,581	1,730
Prepaid transfer agent fee and OTCIQ renewal	1,845	3,545
Total prepayment, deposits and other receivables	$132,747	$19,747

7. OTHER PAYABLES AND ACCRUED LIABILITIES

As of December 31, 2023 and 2022, the Company’s other payables and accrued liabilities consist of following:

	As of December 31, 2023	As of December 31, 2022
Other payables	$3,047	$69,069
Accrued audit fee	28,550	645
Accrued professional fee	645	24,500
Total other payables and accrued liabilities	$32,242	$94,214

As of December 31, 2023 and 2022, the Company has other payables of $3,047 and $69,069 respectively, which mainly consisted of government tax and receipt in advance.

8. AMOUNT DUE TO A DIRECTOR

	As of December 31, 2023	As of December 31, 2022
Amount due to a director	$501,890	$321,933

As of December 31, 2023, the Company has an outstanding payable of $501,890 to our director, Ms. Wang Min, which is unsecured and non-interest bearing with no fixed terms of repayment. During the year ended December 31, 2023, Ms. Wang Min has advanced $179,957 to support for the Company’s working capital.

9. SHAREHOLDERS’ EQUITY

As of December 31, 2023 and 2022, the Company has 101,400,000 shares and 101,400,000 shares of common stock issued and outstanding, respectively.

During the years ended December 31, 2023 and 2022, the Company has not issued any shares.

The Company has 800,000,000 shares of common stock and 200,000,000 shares of preference stock authorized, no share of preference stock issued and outstanding.

10. LEASE RIGHT-OF-USE ASSET AND LEASE LIABILITIES

On December 01, 2022, the management of the Company through indirect wholly owned subsidiary SCQC Agriculture Co. Limited enter into a tenancy agreement to rent an office with an area of approximate 232 square meter for monthly rental of CNY24,900 (approximate $3,604) for a period of two years. On December 01, 2023, the monthly rental is reduced from CNY24,900 to CNY23,000 (approximate $3,241) for the remaining period.

The initial recognition of operating lease right and lease liability as follows:

Right-of-use assets, net as of December 31, 2021	$15,243
New lease recognized for the year ended December 31, 2022	82,685
Less: amortization	(17,712)
Foreign exchange translation	(822)
Right-of-use assets, net as of December 31, 2022	79,394

Lease liability as of December 31, 2021	$15,243
New lease recognized for the year ended December 31, 2022	82,685
Add: imputed interest	598
Less: principal repayment	(18,309)
Foreign exchange translation	(823)
Lease liability as of December 31, 2022	$79,394

As of December 31, 2023, operating lease right-of-use assets as follows:

Right-of-use assets, net as of December 31, 2022	$79,394
Amortization for the period ended November 30, 2023	(36,159)
Right-of-use assets as of Nov 30, 2023	43,235
Reassessment of lease	(3,150)
Amortization of December 31, 2023	(3,109)
Foreign exchange translation	(2,022)
Right-of-use assets, net as of December 31, 2023	$34,954

As of December 31, 2023, operating lease liability as follows:

Lease liability as of December 31, 2022	$79,394
Add: imputed interest for the period ended November 30, 2023	2,509
Less: gross repayment for the period ended November 30, 2023	(38,668)
Operating lease liability as of Nov 30, 2023	43,235
Reassessment of lease	(3,150)
Add: imputed interest of December 31, 2023	138
Less: gross repayment of December 31, 2023	(3,247)
Foreign exchange translation	(2,022)
Lease liability as of December 31, 2023	$34,954

Lease liability current portion	$34,954
Lease liability non-current portion	$-

Maturities of the loan for each of the five years and thereafter are as follows:
2023	$-
2024	34,954

Other information:

Year ended December 31, 2023

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flow to operating lease	$41,915
Remaining lease term for operating lease (years)	0.92
Weighted average discount rate for operating lease	4.75%

11. CONCENTRATION OF RISK

Customer Concentration

For the year ended December 31, 2023, the Company generated total revenue of $510,235, of which no customer accounted for more than 10% of the Company’s total revenue.

For the year ended December 31, 2022, the Company generated total revenue of $118,396, of which one customer accounted for more than 10% of the Company’s total revenue.

	For years December 31
	2023	2022	2023	2022	2023	2022
	Revenues		Percentage of revenues		Accounts receivable, trade

Customer A	$-	$13,371	-%	11%	$-	$-
Others	510,235	105,025	100	89	-	-
Total	$510,235	$118,396	100%	100%	$-	$-

Vendor Concentration

For the year ended December 31, 2023, the Company incurred cost of revenue of $69,079 solely accounted by single vendor.

For the year ended December 31, 2022, the Company incurred cost of revenue of $19,475 solely accounted by single vendor.

	For year ended December 31
	2023	2022	2023	2022	2023	2022
	Cost of revenue		Percentage of Cost of revenue		Accounts payable, trade

Vendor A	$33,677	$19,475	49%	100%	$-	$-
Vendor B	14,765	-	21	-	-	-
Others	20,637	-	30	-	12,597	-

Total	$69,079	$19,475	100%	100%	$12,597	$-

12. INCOME TAXES

The Company being a United States entity is subjected to the United States federal income tax at 21%. No provision for income taxes in the United States has been made as the Company had no United States taxable income for years ended December 31, 2023 and 2022.

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

The following table summarizes a reconciliation of the Company’s income taxes expenses:

	For years ended December 31
	2023	2022
Computed expected expenses	(25)%	(25)%
Effect of foreign tax rate difference	7%	5%
Deferred tax assets not recognized	79%	21%
Temporary difference not recognized	(61)%	(1)%
	-%	-%

	For years ended December 31
	2023	2022
PRC statutory tax rate	25%	25%
Computed expected expenses	2,557	(18,613)
Effect of foreign tax rate difference	3,713	3,725
Deferred tax assets not recognized	27,763	15,799
Temporary difference not recognized	(33,795)	(911)
Income tax expense	238	-

The following table sets forth the significant components of the aggregate deferred tax assets of the Company as of December 31, 2023 and 2022:

	As of December 31, 2023	As of December 31, 2022
Deferred tax assets:

Net operating loss carry forwards
- United States of America	$72,534	$57,096
- Hong Kong	790	606
- People Republic China	25,201	26,345

Less: valuation allowance	(98,525)	(84,047)
Deferred tax assets	$-	$-

Management believes that it is more likely than not that the deferred tax assets will not be fully realizable in the future. Despite the Company starting to turn a net profit for the year according to reporting figures, economic uncertainties dictate that the Company will only adjust its valuation allowance policy if it can sustain net profits over consecutive reporting periods. Therefore, the Company has provided for a full valuation allowance against its deferred tax assets of $98,525 as of December 31, 2023.

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

	For the Year Ended and As of December 31, 2023
By Business Unit	BCBF Trading Business	Online Retailing Business	Beauty Products Trading Business	Total
Revenue	$57,803	$384,234	$68,198	$510,235

Cost of revenue	(34,517)	(29,966)	(5,436)	(69,919)
Selling and distribution expenses	(495)	(84,923)	-	(85,418)
General and administrative expenses	(211,710)	(21,811)	(114,530)	(348,051)

Income/(Loss) from operations	(188,919)	247,534	(51,768)	6,847

Total assets	$288,137	$89,190	$-	$377,327
Capital expenditure	$-	$-	$-	$-

	For the Year Ended and As of December 31, 2022
By Business Unit	BCBF Trading Business	Online Retailing Business	Total
Revenue	$33,972	$84,424	$118,396

Cost of revenue	(19,475)	-	(19,475)
General and administrative expenses	(147,539)	(25,932)	(173,471)

Loss from operations	(133,042)	58,492	(74,550)

Total assets	$391,291	$-	$391,291
Capital expenditure	$-	$-	$-

	For the Year Ended and As of December 31, 2023
By Country	United States	China	Total
Revenue	$-	$510,235	$510,235

Cost of revenue	-	(69,919)	(69,919)
Selling and distribution expenses	-	(85,418)	(85,418)
General and administrative expenses	(73,513)	(274,538)	(348,051)

Income/(Loss) from operations	(73,513)	80,360	6,847

Total assets	$10,855	$366,472	$377,327
Capital expenditure	$-	$-	$-

	For the Year Ended and As of December 31, 2022
By Country	China	Total
Revenue	$118,396	$118,396

Cost of revenue	(19,475)	(19,475)
General and administrative expenses	(173,471)	(173,471)

Loss from operations	(74,550)	(74,550)

Total assets	$391,291	$391,291
Capital expenditure	$-	$-

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

15. SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after December 31, 2023 up through the date the Company issued the financial statements. No subsequent events have occurred that would require recognition or disclosure in the financial statements.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer, of the effectiveness of our disclosure controls and procedures as of December 31, 2023. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our chief executive officer concluded that our disclosure controls and procedures were not effective. The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties and effective risk assessment; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines; and (4) lack of internal audit function due to the fact that the Company lacks qualified resources to perform the internal audit functions properly and that the scope and effectiveness of the internal audit function are yet to be developed. The aforementioned material weaknesses were identified by our chief executive officer in connection with the review of our financial statements as of December 31, 2023.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of these controls.

As of December 31, 2023, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in 2013 and SEC guidance on conducting such assessments. Based on such evaluation, the Company’s management concluded that, during the period covered by this Report, our internal control over financial reporting were not effective due to the presence of material weaknesses.

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

Changes in Internal Controls over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the year ended December 31, 2023, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

Insider Trading Arrangements

During the year ended December 31, 2023, none of our directors or officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement”.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The name, address, age and titles of our executive officers and directors are as follows:

NAME	AGE	POSITION
Wang Min	40	Chief Executive Officer, President, Secretary, Treasurer, Director

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

ITEM 11. EXECUTIVE COMPENSATION

The following tables set forth certain information about compensation paid, earned or accrued for services by our Executive Officer for the fiscal years ended December 31, 2023 and 2022:

Summary Compensation Table

Name and principal position (a)	Year ended December 31, (b)	Salary ($) (c)	Bonus ($) (d)	Stock Compensation ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)	Total ($) (j)
Wang Min Title: Chief Executive Officer,	2023	-	-	-	-	-	-	-	-
President, Secretary, Treasurer, Director	2022	$-	$-	$-	$-	$-	$-	$-	$-

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELAED STOCKHOLDER MATTERS.

As of December 31, 2023 the Company has 101,400,000 shares of common stock issued and outstanding, which number of issued and outstanding shares of common stock have been used throughout this report.

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

For the year ended December 31, 2023, our director, Ms. Wang Min, has further advanced expenses on behalf of the Company for a total of $201,092.

As of December 31, 2023, the Company has an outstanding payable to director of $501,890, which is unsecured and non-interest bearing with no fixed terms of repayment.

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

Onestop Assurance PAC

	For years ended December 31
	2023	2022
Audit fees	20,000	$16,000
Audit related fees	-	-
Tax fees	-	-
All other fees	-	-
Total	20,000	$16,000

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

Date: April 16, 2024

YCQH Agricultural Technology Co. Ltd

By:	/s/ Wang Min
Name:	Wang Min
Title:	Chief Executive Officer, President, Secretary, Treasurer, and Director (Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer)

