Form 10-Q
period 2024-03-31
YCQH Agricultural Technology Co. Ltd
filed 2024-05-20
CIK 1794276

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2024

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

N/A

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name on each exchange on which registered
N/A	N/A	N/A

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 20, 2024
Common Stock, $0.0001 par value	101,400,000

PART I — FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

YCQH AGRICULTURAL TECHNOLOGY CO. LTD

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2024 AND DECEMBER 31, 2023

(Currency expressed in United States Dollars (“US$”), except for number of shares or otherwise stated)

	As of March 31, 2024	As of December 31, 2023

ASSETS
Current assets
Cash and cash equivalents	$131,357	$95,938
Inventories	120,832	113,688
Prepayment, deposits and other receivables	177,923	132,747
Total current assets	430,112	342,373

Non-current Assets
Right-of-use assets, net	$27,648	$34,954
Total non-current assets	27,648	34,954

TOTAL ASSETS	$457,760	$377,327

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Trade payables	$24,566	$12,597
Other payables and accrued liabilities	51,623	32,242
Deferred revenue	3,208	14,782
Amount due to a director	416,948	501,890
Lease liability – current portion	14,009	34,954
Total current liabilities	$510,354	$596,465

Non-current liabilities
Lease liability – non-current portion	$13,639	$-
Total non-current liabilities	13,639	-

TOTAL LIABILITIES	$523,993	$596,465

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.0001 par value; 200,000,000 shares authorized; 0 issued and outstanding
Common stock, $0.0001 par value; 800,000,000 shares authorized; 101,400,000 shares and 101,400,000 shares of common stock issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	$10,140	$10,140
Additional paid-in capital	148,860	148,860
Accumulated other comprehensive (loss)/income	(842)	1,860
Accumulated deficit	(224,391)	(379,998)

TOTAL STOCKHOLDERS’ DEFICIT	$(66,233)	$(219,138)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$457,760	$377,327

See accompanying notes to unaudited condensed consolidated financial statements.

YCQH AGRICULTURAL TECHNOLOGY CO. LTD

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023

(Currency expressed in United States Dollars (“US$”), except for number of shares or otherwise stated)

	Three months ended March 31, 2024	Three months ended March 31, 2023

REVENUE	289,866	$154,294

COST OF REVENUE	(64,897)	(33,571)

GROSS PROFIT	224,969	$120,723

OPERATING EXPENSES
Selling and distribution	(2,439)	(495)
General and administrative	(66,991)	(50,147)

PROFIT FROM OPERATION BEFORE INCOME TAX	155,539	70,081

INTEREST INCOME	68	51

PROFIT BEFORE INCOME TAX	155,607	$70,132

INCOME TAX EXPENSES	-	(238)

NET PROFIT	155,607	$69,894

Other comprehensive income:
- Foreign currency translation (loss)/income	(2,702)	487

TOTAL COMPREHENSIVE INCOME	152,905	$70,381

NET INCOME PER SHARE, BASIC AND DILUTED	0.00	0.00

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED	101,400,000	101,400,000

See accompanying notes to unaudited condensed consolidated financial statements.

YCQH AGRICULTURAL TECHNOLOGY CO. LTD

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023

(Currency expressed in United States Dollars (“US$”), except for number of shares or otherwise stated)

	COMMON STOCK
	NUMBER OF SHARES	AMOUNT	ADDITIONAL PAID-IN CAPITAL	ACCUMULATED DEFICIT	ACCUMULATED COMPREHENSIVE INCOME	TOTAL STOCKHOLDERS’ DEFICIT
Balance as of December 31, 2023	101,400,000	$10,140	$148,860	$(379,998)	$1,860	$(219,138)
Net profit for the period	-	-	-	155,607	-	155,607
Foreign currency translation	-	-	-	-	(2,702)	(2,702)
Balance as of March 31, 2024	101,400,000	$10,140	$148,860	$(224,391)	$(842)	$(66,233)

	COMMON STOCK
	NUMBER OF SHARES	AMOUNT	ADDITIONAL PAID-IN CAPITAL	ACCUMULATED DEFICIT	ACCUMULATED COMPREHENSIVE INCOME	TOTAL STOCKHOLDERS’ DEFICIT
Balance as of December 31, 2022	101,400,000	$10,140	$148,860	$(389,987)	$7,869	$(223,118)

Net profit for the period	-	-	-	69,894	-	69,894
Foreign currency translation	-	-	-	-	487	487
Balance as of March 31, 2023	101,400,000	$10,140	$148,860	$(320,093)	$8,356	$(152,737)

See accompanying notes to unaudited condensed consolidated financial statements

YCQH AGRICULTURAL TECHNOLOGY CO. LTD

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023

(Currency expressed in United States Dollars (“US$”), except for number of shares or otherwise stated)

	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023

CASH FLOWS FROM OPERATING ACTIVITIES:
Net profit	$155,607	$69,894

Adjustments to reconcile net profit to net cash used in operating activities:
Change in operating lease ROU asset	6,775	10,033

Changes in operating assets and liabilities:
Inventories	(9,144)	33,571
Prepayment, deposits and other receivables	(47,802)	(157,093)
Other payables and accrued liabilities	19,487	(83,427)
Deferred revenue	(11,425)	(119,843)
Change in lease liability	(6,775)	(10,033)
Account payables	12,290	-

Net cash provided by/(used in) operating activities	$119,013	$(256,898)

CASH FLOWS FROM FINANCING ACTIVITIES:
Amount due to director	(83,193)	27,940

Net cash (used in)/provided by financing activities	$(83,193)	$27,940

Effect of exchange rate changes on cash and cash equivalents	$(401)	$1,865

Net increase/(decrease) in cash and cash equivalents	$35,419	$(227,093)
Cash and cash equivalents, beginning of year	95,938	232,706

CASH AND CASH EQUIVALENTS, END OF PERIOD	$131,357	$5,613

SUPPLEMENTAL CASH FLOWS INFORMATION
Cash paid for income taxes	$-	$238
Cash paid for interest paid	$-	$-

See accompanying notes to unaudited condensed consolidated financial statements.

YCQH AGRICULTURAL TECHNOLOGY CO. LTD

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023

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

Company name	Place/date of incorporation	Principal activities
YCQH Holding Limited (“YCQH Seychelles”)	Seychelles / October 11, 2019	Investment holding

YCQH Agricultural Technology Co. Limited (“YCQH HK”)	Hong Kong / October 10, 2019	Investment holding

YCWB Agricultural Technology Co. Limited (“YCWB”)	SiChuan Province, China /December 10, 2019	Operates in bio-carbon-based fertilizer trading business

SCQC Agriculture Co. Limited (“SCQC”)	SiChuan Province, China /November 1, 2019 (acquired on June 15, 2020)	Operates in bio-carbon-based fertilizer trading business and daily use products online retailing business

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

The Company’s executive office is located at No. 1104, Ren Min Nan Road, No. 45, Wuhou District, Chengdu, Sichuan Province, China 610000.

2. BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements of the Company are prepared pursuant to the rules and regulations of the U.S. Securities and Exchanges Commission (“SEC”) and in conformity with generally accepted accounting principles in the U.S. (“US GAAP”). All material inter-company accounts and transactions have been eliminated on consolidation. The Company has adopted December 31 as its fiscal year end.

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

Prepayment, Deposits and Other Receivables

Prepayments and deposits are mainly cash deposited or advance payments made to third parties for future purchases or future services such as rent or other general expenses. This amount is refundable and bears no interest. The Company will recognize an allowance account for doubtful accounts to the extent it is probable that a portion or all of a particular account will not be collected. Management reviews its prepayments and deposits on a regular basis to determine if the allowance is adequate and adjusts the allowance when necessary. The Company’s management continues to evaluate the reasonableness of the allowance policy and update it if necessary. No allowance for doubtful accounts was made for the three months ended March 31, 2024 and 2023.

Lease

The Company adopted the ASU No. 2016-02, on October 15, 2019 (date of inception). The Company leases office space for fixed periods with pre-emptive extension options. The Company recognizes lease payments for its short-term lease on a straight-line basis over the lease term.

As of March 31, 2024, the Company has one operating lease of which lease liability is initially and subsequently measured at the present value of the unpaid lease payments at the lease commencement date. The right-of-use asset is initially measured at cost, which comprises the initial amount of the lease liability adjusted for lease payments made at or before the lease commencement date, plus any initial direct costs incurred less any lease incentives received. Costs associated with operating lease assets are recognized on a straight-line basis within operating expenses over the term of the lease.

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

From the quarter four of 2023 onwards, the company will continue operate as sales income from BCBF and online retailing business with and without inventory risk. As such, revenue derived from online retailing business is being recognized on net basis, i.e. gross revenue received from customer deduct the cost of purchase to supplier.

Besides, adopting ASC 606-10-55-42, we give an option to customers, which they will be received of cash back of 44% from their purchased amount in the online platform. Hence, 44% of cash back is a material right, so we will net off the cash back portion with the revenue instead of recognize the whole purchased amount as revenue.

Deferred revenue

The Company’s accounting policy related to deferred revenue is to recognize revenue for performance obligations that have not yet been fulfilled. As of March 31, 2024 and 2023, the Company recognized amounts of $3,208 and $14,782 respectively. The deferred revenue is expected to be recognized as revenue within 12 months from the reporting period, as all unsatisfied performance obligations are expected to be completed within that timeframe.

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

Advertising costs

The Company’s accounting policy related to advertising costs for annual reporting purposes is to expense costs incurred in marketing events for example event venue fees, emcee fees and others, as of the first date the advertisements take place. All marketing expenditures are expensed in the annual period in which the expenditure is incurred. For the three months ended March 31, 2024 and 2023, the Company did not incurred expenses for advertising costs.

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

The shareholders’ equity accounts were stated at their historical rate. Cash flows are also translated at average translation rates for the periods, therefore, amounts reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the consolidated balance sheets.

Translation of amounts from the local currencies of the Company into US$ has been made at the following exchange rates for the respective periods:

	For the three months ended March 31, 2024	For the three months ended March 31, 2023
Period-end HK$ : US$1 exchange rate	7.82	7.75
Period-end CNY¥ : US$1 exchange rate	7.22	6.87
Period-average HK$ : US$1 exchange rate	7.82	7.75
Period-average CNY¥ : US$1 exchange rate	7.16	6.85

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

Recently issued accounting pronouncements

In November 2023, the FASB issued ASU 2023-07, Improvement to Reportable Segment Disclosures (Topic 280). Asu 2023-07 aims to improve segment disclosures through enhanced disclosures about significant segment expenses. The standard requires all public entities, including those public entities that have a single reportable segment, shall disclose all of the following for each period for which an income statement is presented. However, reconciliations of balance sheet amounts for reportable segments to consolidated balance sheet amounts are required only for each year for which a balance sheet is presented. This standard will be effective for the Company in fiscal year of 2024. The Company is currently evaluating the impact of the additional disclosure requirements on the Company’s condensed consolidated financial statements.

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

4. GOING CONCERN UNCERTAINTIES

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company currently in a net liability position and incurred a net cash provided by operating activities of $119,013 for the three months ended March 31, 2024 resulting in accumulated deficit of $224,391 and a working capital deficit of $80,242.

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

5. INVENTORIES

As of March 31, 2024 and December 31, 2023, the Company inventories consist of following:

	As of March 31, 2024	As of December 31, 2023
Finished goods	$120,832	$113,688

Total inventories	$120,832	$113,688

No allowance has been provided for the three months ended March 31, 2024.

6. PREPAYMENT, DEPOSITS AND OTHER RECEIVABLES

As of March 31, 2024 and December 31, 2023, prepayment, deposits and other receivables consist of following:

	As of March 31, 2024	As of December 31, 2023
Deposits for Hong Kong Company Secretary	$13	$13
Staff Advancement & Prepaid Staff Cost	62,472	9,810
Rental Deposit & Prepayment	8,637	13,498
Supplier Deposit & Prepayment	104,201	107,581
Prepaid transfer agent fee and OTCIQ renewal	2,600	1,845
Total prepayment, deposits and other receivables	$177,923	$132,747

7. OTHER PAYABLES AND ACCRUED LIABILITIES

As of March 31, 2023 and December 31, 2022, other payables and accrued liabilities consist of following:

	As of March 31, 2024	As of December 31, 2023
Other payables	$-	$3,047
Accrued audit fee	26,639	28,550
Accrued professional fee	24,984	645
Total other payables and accrued liabilities	$51,623	$32,242

8. AMOUNT DUE TO A DIRECTOR

	As of March 31, 2024	As of December 31, 2023
Amount due to a director	$416,948	$501,890

As of March 31, 2024, the Company has an outstanding payable of $416,948 to our director, Ms. Wang Min, which is unsecured and non-interest bearing with no fixed terms of repayment. During the three months ended March 31, 2024, the Company has repayment $84,942 to our director, Ms. Wang Min.

9. SHAREHOLDERS’ EQUITY

As of March 31, 2023 and December 31, 2023, the Company has 101,400,000 shares and 101,400,000 shares of common stock issued and outstanding, respectively.

During the three months ended March 31, 2024, the Company has not issued any shares.

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

On February 29,2024, the management of the Company through indirect wholly owned subsidiary SCQC Agriculture Co. Limited terminated the tenancy agreement of the office. On March 5, 2024 the management enter into a tenancy agreement to rent an office for a monthly rental of CNY9,000 (approximate $1,258) for a period of two years.

As of December 31, 2023, operating lease right-of-use assets as follows:

Right-of-use assets, net as of December 31, 2022	$79,394
Amortization for the period ended November 30, 2023	(36,159)
Right-of-use assets as of Nov 30, 2023	43,235
Reassessment of lease	(3,150)
Amortization of December 31, 2023	(3,109)
Foreign exchange translation	(2,022)
Right-of-use assets, net as of December 31, 2023	$34,954

As of December 31, 2023, operating lease liability as follows:

Lease liability as of December 31, 2022	$79,394
Add: imputed interest for the period ended November 30, 2023	2,509
Less: gross repayment for the period ended November 30, 2023	(38,668)
Operating lease liability as of Nov 30, 2023	43,235
Reassessment of lease	(3,150)
Add: imputed interest of December 31, 2023	138
Less: gross repayment of December 31, 2023	(3,247)
Foreign exchange translation	(2,022)
Lease liability as of December 31, 2023	$34,954

As of March 31, 2024, operating lease right-of-use assets as follows:

Right-of-use assets, net as of December 31, 2023	$34,954
Amortization for the two months ended February 29, 2024	(6,137)
Foreign exchange translation	-
Right-of-use assets, net as of February 29, 2024	$28,817
Termination of right-of-use asset	(28,817)
Right-of-use assets, net as of February 29, 2024	-
New right-of-use assets recognized as of March 5, 2024	28,585
Amortization of March 31, 2024	(945)
Foreign exchange translation	8
Right-of-use assets, net as of March 31, 2024	27,648

As of March 31, 2024, operating lease liability as follows:

Lease liability as of December 31, 2023	$34,954
Add: imputed interest for the two months ended February 29, 2024	235
Less: gross repayment for the two months ended February 29, 2024	(6,372)
Foreign exchange translation	-
Lease liability as of February 29, 2024	$28,817
Termination of right-of-use asset	(28,817)
Lease liability net as of February 29, 2024	$-
New lease liability recognized as of March 5, 2024	28,585
Add: imputed interest of March 31, 2024	110
Less: gross repayment of March 31, 2024	(1,055)
Foreign exchange translation	8
Lease liability net as of March 31, 2024	27,648

Lease liability current portion	$14,009
Lease liability non-current portion	$13,639

Maturities of the loan for each of the five years and thereafter are as follows:
2024	$10,444
2025	14,516
2026	2,688

Other information:

Three months ended March 31
2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flow to operating lease	$7,427
Remaining lease term for operating lease (years)	2
Right-of-use assets obtained in exchange for operating lease liabilities	28,585
Weighted average discount rate for operating lease	4.75%

11. CONCENTRATION OF RISK

Customer Concentration

For the three months ended March 31, 2024, the Company generated total revenue of $289,866, of which no customer accounted for more than 10% of the Company’s total revenue. For the three months ended March 31, 2023, the Company generated total revenue of $154,294, of which one customer accounted for more than 10% of the Company’s total revenue.

	For the three months ended March 31
	2024	2023	2024	2023	2024	2023
	Revenues		Percentage of revenues		Accounts receivable, trade

Customer A	$-	$21,672	-%	14%	$-	$-
Others	289,866	132,622	100%	86%	-	-
Total	$289,866	$154,294	100%	100%	$-	$-

Vendor Concentration

For the three months ended March 31, 2024, the Company incurred cost of revenue of $64,897 of which three vendors accounted for more than 10% of the Company’s total cost of revenue. For the three months ended March 31, 2023, the Company incurred cost of revenue of $33,571 solely accounted by a single vendor.

	For the three months ended March 31
	2024	2023	2024	2023	2024	2023
	Cost of revenue		Percentage of Cost of revenue		Accounts payable, trade

Vendor A	$-	$33,571	-%	100%	$-	$-
Vendor B	7,603	-	12%	-%	-	-
Vendor C	10,940	-	17%	-%	-	-
Vendor D	21,173	-	32%	-%	-	-
Others	25,181	-	39%	-%	24,566	-
Total	$64,897	$33,571	100%	100%	$24,566	$-

12. INCOME TAXES

The Company being a United States entity is subject to the United States federal income tax at 21%. No provision for income taxes in the United States has been made as the Company had no United States taxable income for the three months ended March 31, 2024.

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

The following table summarizes a reconciliation of the Company’s income taxes expenses:

	For the Three Months Ended March 31
	2024	2023
Computed expected expenses	25%	25%
Effect of foreign tax rate difference	1%	1%
Deferred tax assets not recognized	3%	3%
Temporary difference not recognized	(29)%	(29)%
Income tax expense	-%	-%

	For the Three Months Ended March 31
	2024	2023
PRC statutory tax rate	25%	25%
Computed expected expenses	38,799	17,474
Effect of foreign tax rate difference	763	473
Deferred tax assets not recognized	3,930	2,374
Temporary difference not recognized	(43,492)	(20,083)
Income tax expense	-	238

The following table sets forth the significant components of the aggregate deferred tax assets of the Company as of March 31, 2024:

	As of March 31, 2024	As of December 31, 2023
Deferred tax assets:

Net operating loss carry forwards
- United States of America	$76,432	$72,534
- Hong Kong	800	790
- People Republic China	12,285	25,201

Less: valuation allowance	(89,517)	(98,525)
Deferred tax assets	$-	$-

Management believes that it is more likely than not that the deferred tax assets will not be fully realizable in the future. Despite the Company starting to turn a net profit for the year according to reporting figures, economic uncertainties dictate that the Company will only adjust its valuation allowance policy if it can sustain net profits over consecutive reporting periods. Therefore, the Company has provided for a full valuation allowance against its deferred tax assets of $89,517 as of March 31, 2024.

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

	For the Three Months Ended and As of March 31, 2024
By Business Unit	BCBF Trading Business	Online Retailing Business	Total
Revenue	$-	$289,866	$289,866

Cost of revenue	-	(64,897)	(64,897)
Selling and distribution expenses	-	(2,439)	(2,439)
General and administrative expenses	-	(66,991)	(66,991)

Profit from operations	-	155,539	155,539

Total assets	$457,760	$-	$457,760
Capital expenditure	$-	$-	$-

	For the Three Months Ended and As of March 31, 2023
By Business Unit	BCBF Trading Business	Online Retailing Business	Total
Revenue	$57,622	$96,672	$154,294

Cost of revenue	(33,571)	-	(33,571)
Selling and distribution expenses	(495)	-	(495)
General and administrative expenses	(36,026)	(14,121)	(50,147)

Profit from operations	(12,470)	82,551	70,081

Total assets	$278,336	$-	$278,336
Capital expenditure	$-	$-	$-

	For the Three Months Ended and As of March 31, 2024
By Country	United States	China	Total
Revenue	$-	$289,866	$289,866

Cost of revenue	-	(64,897)	(64,897)
Selling and distribution expenses	-	(2,439)	(2,439)
General and administrative expenses	(18,562)	(48,429)	(66,991)

Profit from operations	(18,562)	174,101	155,539

Total assets	$5,598	$452,162	$457,760
Capital expenditure	$-	$-	$-

	For the Three Months Ended and As of March 31, 2023
By Country	United States	China	Total
Revenue	$-	$154,294	$154,294

Cost of revenue	-	(33,571)	(33,571)
Selling and distribution expenses	-	(495)	(495)
General and administrative expenses	(11,154)	(38,993)	(50,147)

Profit from operations	(11,154)	81,235	70,081

Total assets	$9,121	$269,215	$278,336
Capital expenditure	$-	$-	$-

14. SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after March 31, 2024 up through the date the Company issued the financial statements. No subsequent events have occurred that would require recognition or disclosure in the financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information contained in this quarter report on Form 10-Q is intended to update the information contained in our Form 10-K dated March 31, 2024, for the year ended December 31, 2023 and presumes that readers have access to, and will have read, the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other information contained in such Form 10-K. The following discussion and analysis also should be read together with our financial statements and the notes to the financial statements included elsewhere in this Form 10-Q.

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

Results of operations

For the three months ended March 31, 2024 and 2023, the Company has generated a revenue of $289,866 and $154,294, respectively. Breakdown of revenue as following:

	Three months ended March 31
	2024	2023
BCBF Business Sales Revenue	$-	$57,622
Percentage towards Total Revenue	-%	37%

Online Business Revenue without inventory risk	$5,807	$96,672
Online Business Revenue with inventory risk	284,059	-
Total Online Business Revenue	289,866	96,672
Percentage towards Total Revenue	100%	63%

Beauty Products Business Revenue	$-	$-
Percentage towards Total Revenue	-%	-%
Total Revenue	$289,866	$154,294

BCBF Business Cost of Sales	-	(33,751)
Online Business Cost of Sales – with inventory risk	(64,897)	-
Beauty Products Business Cost of Sales	-	-
Total Cost of Sales	$(64,897)	$(33,571)

BCBF Business Gross Profit	-	24,051
Online Business Gross Profit – without inventory risk	5,807	96,672
Online Business Gross Profit – with inventory risk	219,162	-
Beauty Products Business Gross Profit	-	-
Total Gross Profit	$224,969	$120,723

Gross Profit Margin	78%	78%

BCBF Business Gross Profit Margin	-%	42%
Online Business Gross Profit Margin	78%	100%
Beauty Products Business Gross Profit Margin	-%	-%

For the three months ended March 31, 2024, the Company has experience significant improvement in total revenue due to the establishment of new business segment, which is the online retailing business through e-commerce platform. For the three months ended March 31, 2024, the BCBF trading business segment and the online retailing business segment contributed 0% and 100% of the total revenue respectively.

Three months ended March 31, 2024 and 2023

The Company generated revenue in the amount of $289,866 for the three months ended March 31, 2024 while the cost of revenue for was $64,897, which resulted in gross profit of $224,969 and a gross margin of 78%. For the three months ended March 31, 2024, the Company generated revenue from online retailing business in the amount of $289,866 while the cost of revenue for was 64,897, which resulted in gross profit of $224,969 and a gross margin of 78%.

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

The selling and distribution expenses and the general and administrative expenses for the three months ended March 31, 2024 were $2,439 and $66,991 respectively. The selling and distribution expenses and the general and administrative expenses for the three months ended March 31, 2023 were $495 and $50,147 respectively. The selling and distribution expenses are primarily the shipping fee and free products sample provided incurred while the general and administrative expenses are primarily related to salary and social contribution, storage and logistic expenses, lease expenses, audit fees and consultancy fees. The general and administrative expenses have been increased because increased in overseas travelling expenses.

As result, the Company generated an operating profit of $155,539 and $70,081 for the three months ended March 31, 2024 and 2023, respectively.

Liquidity and Capital Resources

Three months ended March 31, 2024 and 2023

Cash Provided by/Used In Operating Activities

For the three months ended March 31, 2024, the Company generate $119,013 by operating activity, of which primarily consist of increase in prepayment, deposits and other receivables, increase in inventories, decrease in deferred revenue and reduction in lease liability contra by net profit, amortization, increase in account payables and increase in other payables and accrued liabilities.

For the three months ended March 31, 2023, the Company used $256,898 in operating activity, of which primarily consist of increase in prepayment, deposits and other receivables, decrease in other payables and accrued liabilities, decrease in deferred revenue and reduction in lease liability contra by net profit, amortization and decrease in inventories.

Cash Used In Investing Activities

For the three months ended March 31, 2024 and 2023, the Company did not generate nor used any cash in investing activities.

Cash Provided by Financing Activities

For the three months ended March 31, 2024, the Company has repaid amount due to director amounting to $83,193.

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

The amount of cash denominated in RMB is approximately CNY921,630 (Equivalent to USD 127,667) as of March 31, 2024.

Off-balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders as of March 31, 2024.

Contractual Obligations

As a smaller reporting company, we are not required to provide the aforementioned information.

Critical Accounting Policies

Recent accounting pronouncements

In November 2023, the FASB issued ASU 2023-07, Improvement to Reportable Segment Disclosures (Topic 280). Asu 2023-07 aims to improve segment disclosures through enhanced disclosures about significant segment expenses. The standard requires all public entities, including those public entities that have a single reportable segment, shall disclose all of the following for each period for which an income statement is presented. However, reconciliations of balance sheet amounts for reportable segments to consolidated balance sheet amounts are required only for each year for which a balance sheet is presented. This standard will be effective for the Company in fiscal year of 2024. The Company is currently evaluating the impact of the additional disclosure requirements on the Company’s condensed consolidated financial statements.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer, of the effectiveness of our disclosure controls and procedures as of March 31, 2024. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our chief executive officer concluded that our disclosure controls and procedures were not effective. The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (i) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (ii) inadequate segregation of duties and effective risk assessment; (iii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines; and (iv) lack of internal audit function due to the fact that the Company lacks qualified resources to perform the internal audit functions properly and that the scope and effectiveness of the internal audit function are yet to be developed. The aforementioned material weaknesses were identified by our chief executive officer in connection with the review of our financial statements as of March 31, 2024.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2024. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of these controls.

As of March 31, 2024, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in 2013 and SEC guidance on conducting such assessments. Based on such evaluation, the Company’s management concluded that, during the period covered by this Report, our internal control over financial reporting were not effective due to the presence of material weaknesses.

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

Changes in Internal Control over Financial Reporting:

There were no changes in our internal control over financial reporting during the nine months ending March 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information.

Insider Trading Arrangements

During the quarter ended March 31, 2024, none of our directors or officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement”.

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

Date: May 20, 2024

	By:	/s/ Wang Min
	Title:	Chief Executive Officer, President, Secretary, Treasurer, and Director (Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer)

-10-