Form 10-Q
period 2024-06-30
YCQH Agricultural Technology Co. Ltd
filed 2024-08-23
CIK 1794276

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2024

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

No.1002, Block 2, No.5, Annex 5, No.188,

Beizhan East Road, Shapingba District, Chongqing, China 400030

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

As of August 22, 2024, there were 101,400,000 shares of common stock, par value $0.0001 per share, outstanding.

2

PART I — FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

YCQH AGRICULTURAL TECHNOLOGY CO. LTD

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2024 AND DECEMBER 31, 2023

(Currency expressed in United States Dollars (“US$”), except for number of shares or otherwise stated)

	As of June 30, 2024	As of
	(UNAUDITED)	December 31, 2023
ASSETS
Current assets
Cash and cash equivalents	$1,481	$95,938
Inventories	105,138	113,688
Prepayment, deposits and other receivables	209,547	132,747
Total current assets	316,166	342,373

Non-current Assets
Right-of-use assets, net	-	34,954
Total non-current assets	-	34,954

TOTAL ASSETS	$316,166	$377,327

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Trade payables	$2,247	$12,597
Other payables and accrued liabilities	11,969	32,242
Deferred revenue	159	14,782
Amount due to a director	455,160	501,890
Lease liability – current portion	-	34,954
Total current liabilities	469,535	596,465

TOTAL LIABILITIES	469,535	596,465

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.0001 par value; 200,000,000 shares authorized; 0 issued and outstanding
Common stock, $0.0001 par value; 800,000,000 shares authorized; 101,400,000 shares of common stock issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	10,140	10,140
Additional paid-in capital	148,860	148,860
Accumulated other comprehensive income	(3,215)	1,860
Accumulated deficit	(309,154)	(379,998)

TOTAL STOCKHOLDERS’ DEFICIT	(153,369)	(219,138)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$316,166	$377,327

See accompanying notes to unaudited condensed consolidated financial statements.

YCQH AGRICULTURAL TECHNOLOGY CO. LTD

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME/(LOSS)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2024 AND 2023

(Currency expressed in United States Dollars (“US$”), except for number of shares or otherwise stated)

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
REVENUE	$2,539	$1,677	$292,405	$155,971

COST OF REVENUE	(220)	(147)	(65,117)	(33,717)

GROSS PROFIT	2,319	1,530	227,288	122,254

OPERATING EXPENSES
Selling and distribution	(48,619)	-	(51,058)	(495)
General and administrative	(31,703)	(96,821)	(98,694)	(146,968)

PROFIT (LOSS) FROM OPERATION BEFORE INCOME TAX	(78,003)	(95,291)	77,536	(25,209)

INTEREST INCOME	15	14	83	64

OTHER INCOME	1,379	-	1,379	-

PROFIT (LOSS) BEFORE INCOME TAX	(76,609)	(95,277)	78,998	(25,145)

INCOME TAX EXPENSES	(8,154)	-	(8,154)	(238)

NET INCOME (LOSS)	(84,763)	(95,277)	70,844	(25,383)

Other comprehensive income:
- Foreign currency translation loss	(2,373)	(8,636)	(5,075)	(8,149)

TOTAL COMPREHENSIVE INCOME (LOSS)	(87,136)	(103,913)	65,769	(33,532)

NET LOSS PER SHARE, BASIC AND DILUTED	(0.00)	(0.00)	0.00	(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED	101,400,000	101,400,000	101,400,000	101,400,000

See accompanying notes to unaudited condensed consolidated financial statements.

YCQH AGRICULTURAL TECHNOLOGY CO. LTD

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ DEFICIT

FOR THE SIX MONTHS ENDED JUNE 30, 2024 AND 2023

(Currency expressed in United States Dollars (“US$”), except for number of shares or otherwise stated)

	COMMON STOCK
	NUMBER OF SHARES	AMOUNT	ADDITIONAL PAID-IN CAPITAL	ACCUMULATED DEFICIT	ACCUMULATED OTHER COMPREHENSIVE INCOME	TOTAL STOCKHOLDERS’ EQUITY/(DEFICIT)
Balance as of December 31, 2022	101,400,000	$10,140	$148,860	$(389,987)	$7,869	$(223,118)
Net profit for the period	-	-	-	69,894	-	69,894
Foreign currency translation	-	-	-	-	487	487
Balance as of March 31, 2023	101,400,000	$10,140	$148,860	$(320,093)	$8,356	$(152,737)
Net loss for the period	-	-	-	(95,277)	-	(95,277)
Foreign currency translation	-	-	-	-	(8,636)	(8,636)
Balance as of June 30, 2023	101,400,000	$10,140	$148,860	$(415,370)	$(280)	$(256,650)

	COMMON STOCK
	NUMBER OF SHARES	AMOUNT	ADDITIONAL PAID-IN CAPITAL	ACCUMULATED DEFICIT	ACCUMULATED OTHER COMPREHENSIVE INCOME	TOTAL STOCKHOLDERS’ EQUITY/(DEFICIT)
Balance as of December 31, 2023	101,400,000	$10,140	$148,860	$(379,998)	$1,860	$(219,138)
Net profit for the period	-	-	-	155,607	-	155,607
Foreign currency translation	-	-	-	-	(2,702)	(2,702)
Balance as of March 31, 2024	101,400,000	$10,140	$148,860	$(224,391)	$(842)	$(66,233)
Net loss for the period	-	-	-	(84,763)	-	(84,763)
Foreign currency translation	-	-	-	-	(2,373)	(2,373)
Balance as of June 30, 2024	101,400,000	$10,140	$148,860	$(309,154)	$(3,215)	$(153,369)

See accompanying notes to unaudited condensed consolidated financial statements.

YCQH AGRICULTURAL TECHNOLOGY CO. LTD

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2024 AND 2023

(Currency expressed in United States Dollars (“US$”), except for number of shares or otherwise stated)

	Six Months Ended	Six Months Ended
	June 30, 2024	June 30, 2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net profit/(loss)	$70,844	$(25,383)

Adjustments to reconcile net profit to net cash used in operating activities:
Change in operating lease ROU assets	34,293	19,070
Depreciation and amortization	-	129

Changes in operating assets and liabilities:
Inventories	5,819	31,523
Prepayment, deposits and other receivables	(80,541)	(192,035)
Other payables and accrued liabilities	(20,134)	4,735
Deferred revenue	(14,440)	(113,221)
Change in lease liability	(34,293)	(19,070)
Account payables	(9,939)	-
Net cash used in operating activities	$(48,391)	$(294,252)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of plant and equipment	-	(369)
Purchase of intangible asset	-	(6,245)

Net cash used in investing activities	$-	$(6,614)

CASH FLOWS FROM FINANCING ACTIVITIES:
Amount due to director	(44,325)	126,502

Net cash provided by (used in) financing activities	$(44,325)	$126,502

Effect of exchange rate changes on cash and cash equivalents	$(1,741)	$(13,487)

Net decrease in cash and cash equivalents	(94,457)	(187,851)
Cash and cash equivalents, beginning of period	95,938	232,706

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,481	$44,855

SUPPLEMENTAL CASH FLOWS INFORMATION
Cash paid for income taxes	$8,154	$-
Cash paid for interest paid	$-	$-

See accompanying notes to unaudited condensed consolidated financial statements.

YCQH AGRICULTURAL TECHNOLOGY CO. LTD

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2024 AND 2023

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

Company name	Place/date of incorporation	Principal activities
YCQH Holding Limited (“YCQH Seychelles”)	Seychelles / October 11, 2019	Investment holding

YCQH Agricultural Technology Co. Limited (“YCQH HK”)	Hong Kong / October 10, 2019	Investment holding

YCWB Agricultural Technology Co. Limited (“YCWB”)	ChongQing Province, China/December 10, 2019	Operates in bio-carbon-based fertilizer trading business

SCQC Agriculture Co. Limited(“SCQC”)	SiChuan Province, China/November 1, 2019 (acquired on June 15, 2020)	Operates in bio-carbon-based fertilizer trading business and daily use products online retailing business

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

The Company’s executive office is located at No.1002, Block 2, No.5, Annex 5, No.188, Beizhan East Road, Shapingba District, Chongqing, China.

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

Prepayment, Deposits and Other Receivables

Prepayments and deposits are mainly cash deposited or advance payments made to third parties for future purchases or future services such as rent or other general expenses. This amount is refundable and bears no interest. The Company will recognize an allowance account for doubtful accounts to the extent it is probable that a portion or all of a particular account will not be collected. Management reviews its prepayments and deposits on a regular basis to determine if the allowance is adequate and adjusts the allowance when necessary. The Company’s management continues to evaluate the reasonableness of the allowance policy and update it if necessary. No allowance for doubtful accounts was made for the six months ended June 30, 2024 and 2023.

Lease

The Company adopted the ASU No. 2016-02, on October 15, 2019 (date of inception). The Company leases office space for fixed periods with pre-emptive extension options. The Company recognizes lease payments for its short-term lease on a straight-line basis over the lease term.

The lease liability is initially and subsequently measured at the present value of the unpaid lease payments at the lease commencement date. The right-of-use asset is initially measured at cost, which comprises the initial amount of the lease liability adjusted for lease payments made at or before the lease commencement date, plus any initial direct costs incurred less any lease incentives received. Costs associated with operating lease assets are recognized on a straight-line basis within operating expenses over the term of the lease.

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

On March 5, 2024 the management entered into a tenancy agreement to rent an office for a monthly rental of CNY9,000 (approximate $1,258) for a period of two years. On May 31, 2024, the management of the Company terminated the tenancy agreement of the office. From June 21, 2024, the management of the Company uses part of the leased office space of Chongqing Jiushengguang Enterprise Management Consulting Co., LTD. free of charge. Please refer to Note 10 for the details of the lease.

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

Besides, adopting ASC 606-10-55-42, we give an option to customers, which they will be received of cash back from their purchased amount in the online platform. Hence, cash back is a material right, so we will net off the cash back portion with the revenue instead of recognize the whole purchased amount as revenue.

Deferred revenue

The Company’s accounting policy related to deferred revenue is to recognize revenue for performance obligations that have not yet been fulfilled. As of June 30, 2024 and December 31, 2023, the Company recognized amounts of $159 and $14,782, respectively. The deferred revenue is expected to be recognized as revenue within 12 months from the reporting period, as all unsatisfied performance obligations are expected to be completed within that timeframe.

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

Advertising costs

The Company’s accounting policy related to advertising costs for annual reporting purposes is to expense costs incurred in marketing events for example event venue fees, emcee fees and others, as of the first date the advertisements take place. All marketing expenditures are expensed in the annual period in which the expenditure is incurred. For the six months ended June 30, 2024 and 2023, the Company did not incurred expenses for advertising costs.

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

Translation of amounts from the local currencies of the Company into US$ has been made at the following exchange rates for the respective periods:

	As of and for the six months ended	As of and for the six months ended
	June 30, 2024	June 30, 2023
Period-end HK$ : US$1 exchange rate	7.81	7.75
Period-end CNY¥ : US$1 exchange rate	7.27	7.25
Period-average HK$ : US$1 exchange rate	7.82	7.75
Period-average CNY¥: US$1 exchange rate	7.21	6.97

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

4. GOING CONCERN UNCERTAINTIES

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company is currently in a net liability position and incurred a net cash used in operating activities of $ 48,391 for the six months ended June 30, 2024, resulting in accumulated deficit of $309,154 and a working capital deficit of $153,369.

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

5. INVENTORIES

As of June 30, 2024 and December 31, 2023, the Company inventories consist of following:

	As of June 30, 2024	As of December 31, 2023
Finished goods	$105,138	$113,688

Total inventories	$105,138	$113,688

No allowance has been provided for the six months ended June 30, 2024.

6. PREPAYMENT, DEPOSITS AND OTHER RECEIVABLES

As of June 30, 2024 and December 31, 2023, prepayment, deposits and other receivables consist of following:

	As of June 30, 2024	As of December 31, 2023
Deposits for Hong Kong Company Secretary	$13	$13
Staff Advancement & Prepaid Staff Cost	101,268	9,810
Rental Deposit & Prepayment	1,512	13,498
Supplier Deposit & Prepayment	101,454	107,581
Prepaid transfer agent fee and OTCIQ renewal	5,300	1,845
Total prepayment, deposits and other receivables	$209,547	$132,747

7. OTHER PAYABLES AND ACCRUED LIABILITIES

As of June 30, 2024 and December 31, 2023, other payables and accrued liabilities consist of the following:

	As of June 30, 2024	As of December 31, 2023
Other payables	$1,669	$3,047
Accrued audit fee	10,300	28,550
Accrued professional fee	-	645
Total other payables and accrued liabilities	$11,969	$32,242

8. AMOUNT DUE TO A DIRECTOR

	As of June 30, 2024	As of December 31, 2023
Amount due to a director	$455,160	$501,890

As of June 30, 2024, the Company has an outstanding payable of $455,160 to our director, Ms. Wang Min, which is unsecured and non-interest bearing with no fixed terms of repayment. During the six months ended June 30, 2024, the Company repaid a net amount of $46,730 to the director, Ms. Wang Min.

9. SHAREHOLDERS’ EQUITY

As of June 30, 2024 and December 31, 2023, the Company has 101,400,000 shares and 101,400,000 shares of common stock issued and outstanding, respectively.

During the six months ended June 30, 2024, the Company has not issued any shares.

The Company has 800,000,000 shares of commons stock and 200,000,000 shares of preference stock authorized, no share of preference stock issued and outstanding.

10. LEASE RIGHT-OF-USE ASSET AND LEASE LIABILITIES

On December 1, 2022, the management of the Company through indirect wholly owned subsidiary SCQC Agriculture Co. Limited enter into a tenancy agreement to rent an office with an area of approximate 232 square meter for monthly rental of CNY24,900 (approximate $3,604) for a period of two years. On December 01, 2023, the monthly rental is reduced from CNY24,900 to CNY23,000 (approximate $3,241) for the remaining period. On February 29, 2024, the management of the Company through indirect wholly owned subsidiary SCQC Agriculture Co. Limited terminated the tenancy agreement of the office.

On March 5, 2024 the management enter into a tenancy agreement to rent an office for a monthly rental of CNY9,000 (approximate $1,258) for a period of two years. On May 31, 2024, the management of the Company terminated the tenancy agreement of the office.

Zhu Peiyuan, a manager of the Company, has an indirect holding in Chongqing Jiushengguang Enterprise Management Consulting Co., LTD. (“Chongqing Jiushengguang”). Chongqing Jiushengguang’s leased office space is located at No. 188 and No. 5, East Beizhan Road, Shapingba District, Chongqing. From June 21, 2024, the management of the Company, through indirect wholly owned subsidiary SCQC Agriculture Co. Limited, uses part of the office space free of charge.

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

11. CONCENTRATION OF RISK

Customer Concentration

For the three months ended June 30, 2024, the Company generated total revenue of $2,539, of which two customers accounted for more than 10% of the Company’s total revenue. For the three months ended June 30, 2023, the Company generated total revenue of $ 1,677, of which no customer accounted for more than 10% of the Company’s total revenue.

	For the three months ended June 30
	2024	2023	2024	2023	2024	2023
	Revenues		Percentage of revenues		Accounts receivable, trade
Customer A	$1,148	$-	45%	-	$-	$-
Customer B	1,148	-	45%	-	-	-
Others	243	1,677	10%	100%	-	-
Total	$2,539	$1,677	100%	100%	$-	$-

For the six months ended June 30, 2024, the Company generated total revenue of $292,405, of which two customers accounted for more than 10% of the Company’s total revenue. For the six months ended June 30, 2023, the Company generated total revenue of $155,971, of which one customer accounted for more than 10% of the Company’s total revenue.

	For the six months ended June 30
	2024	2023	2024	2023	2024	2023
	Revenues		Percentage of revenues		Accounts receivable, trade
Customer A	$-	$21,672	-	14%	$-	$-
Customer B	58,481	-	20%	-	-	-
Customer C	38,013	-	13%	-	-	-
Others	195,911	134,299	67%	86%	-	-
Total	$292,405	$155,971	100%	100%	$-	$-

Vendor Concentration

For the three months ended June 30, 2024, the Company incurred cost of revenue of $220, of which no vendor accounted for more than 10% of the Company’s total vendor. For the three months ended June 30, 2023, the Company incurred cost of revenue of $147 solely accounted by a single vendor.

	For the three months ended June 30
	2024	2023	2024	2023	2024	2023
	Cost of revenue		Percentage of Cost of revenue		Accounts payable, trade
Vendor A	$-	$147	-	100%	$-	$-
Others	220	-	100%	-	-	-
Total	$220	$147	100%	100%	$-	$-

For the six months ended June 30, 2024, the Company incurred cost of revenue of $65,117, of which three vendors accounted for more than 10% of the Company’s total vendor. For the six months ended June 30, 2023, the Company incurred cost of revenue of $33,717 solely accounted by a single vendor.

	For the six months ended June 30
	2024	2023	2024	2023	2024	2023
	Revenues		Percentage of revenues		Accounts payable, trade
Vendor A	$-	$33,570	-	100%	$-	$-
Vendor B	7,603	-	12%	-	-	-
Vendor C	10,940	-	17%	-	-	-
Vendor D	21,173	-	32%	-	-	-
Others	25,401	147	39%	-	-	-
Total	$65,117	$33,717	100%	100%	$-	$-

12. INCOME TAXES

The Company being a United States entity is subject to the United States federal income tax at 21%. No provision for income taxes in the United States has been made as the Company had no United States taxable income for the six months ended June 30, 2024.

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

The following table summarizes a reconciliation of the Company’s income taxes expenses:

	For the Six Months Ended June 30
	2024	2023
Computed expected expenses/(benefits)	25%	(25%)
Effect of foreign tax rate difference	1%	4%
Deferred tax assets not recognized	30%	61%
Temporary difference not recognized	(46%)	(39%)
Income tax expense	10%	1%

	For the Six Months Ended June 30
	2024	2023
PRC statutory tax rate	25%	25%
Computed expected expenses/(benefits)	17,852	(6,346)
Effect of foreign tax rate difference	946	1,020
Deferred tax assets not recognized	24,040	15,492
Temporary difference not recognized	(34,684)	(9,928)
Income tax expense	8,154	238

The following table sets forth the significant components of the aggregate deferred tax assets of the Company:

	As of June 30, 2024	As of December 31, 2023
Deferred tax assets:

Net operating loss carry forwards
- United States of America	$77,344	$72,534
- Hong Kong	805	790
- People Republic China	31,478	25,201

Less: valuation allowance	(109,627)	(98,525)
Deferred tax assets	$-	$-

Management believes that it is more likely than not that the deferred tax assets will not be fully realizable in the future. Despite the Company starting to turn a net profit for the year according to reporting figures, economic uncertainties dictate that the Company will only adjust its valuation allowance policy if it can sustain net profits over consecutive reporting periods. Therefore, the Company has provided for a full valuation allowance against its deferred tax assets of $ 109,627 as of June 30, 2024.

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

	For the Six Months Ended and As of June 30, 2024
By Business Unit	BCBF Trading Business	Online Retailing Business	Total
Revenue	$16	$292,389	$292,405

Cost of revenue	(10)	(65,107)	(65,117)
Selling and distribution expenses	-	(51,058)	(51,058)
General and administrative expenses	-	(98,694)	(98,694)

Profit from operations	6	77,530	77,536

Total assets	$316,166	-	$316,166
Capital expenditure	-	-	-

	For the Six Months Ended and As of June 30, 2023
By Business Unit	BCBF Trading Business	Online Retailing Business	Beauty Products Trading Business	Total
Revenue	$57,622	$97,077	$1,272	$155,971

Cost of revenue	(33,570)	-	(147)	(33,717)
Selling and distribution expenses	(495)	-	-	(495)
General and administrative expenses	(83,457)	(21,245)	(42,266)	(146,968)

Profit (loss) from operations	(59,900)	75,832	(41,141)	(25,209)

Total assets	$261,377	$-	$82,628	$344,005
Capital expenditure	$-	$-	$6,614	$6,614

	For the Six Months Ended and As of June 30, 2024
By Country	United States	China	Total
Revenue	$-	$292,405	$292,405

Cost of revenue	-	(65,117)	(65,117)
Selling and distribution expenses	-	(51,058)	(51,058)
General and administrative expenses	(22,906)	(75,788)	(98,694)

Profit (loss) from operations	(22,906)	100,442	77,536

Total assets	$5,551	$310,615	$316,166
Capital expenditure	$-	$-	$-

	For the Six Months Ended and As of June 30, 2023
By Country	United States	China	Total
Revenue	$-	$155,971	$155,971

Cost of revenue	-	(33,717)	(33,717)
Selling and distribution expenses	-	(495)	(495)
General and administrative expenses	(24,604)	(122,364)	(146,968)

Loss from operations	(24,604)	(605)	(25,209)

Total assets	$15,454	$328,551	$344,005
Capital expenditure	$-	$6,614	$6,614

14. SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after June 30, 2024 up through the date the Company issued the financial statements. No subsequent events have occurred that would require recognition or disclosure in the financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis and the unaudited interim financial statements included in this Quarterly Report on Form 10-Q should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2023 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in the Form 10-K filed with the U.S. Securities and Exchange Commission (SEC) on April 16, 2024.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). All statements other than statements of historical facts contained in this Quarterly Report, including statements regarding our future results of operations and financial position, business strategy, research and development plans, the anticipated timing, costs, design, and conduct of our ongoing and planned businesses, and objectives of management for future operations, future results of anticipated business development efforts, are forward-looking statements. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by the forward-looking statements.

In some cases, you can identify forward-looking statements by terms such as “anticipate,” “believe,” “contemplate,” “continue” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “target,” or “will” or the negative of these terms or other similar expressions. These forward-looking statements are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial and other trends that we believe may affect our business, financial condition, and results of operations. These forward-looking statements speak only as of the date of this Quarterly Report and are subject to a number of risks, uncertainties, and assumptions, including, without limitation, the risk factors described in our registration statement on Form S-1/A, filed with the SEC on June 3, 2021, in the section entitled “Risk Factors”, which we strongly encourage investors to carefully read as these factors could, among other things, cause actual results to differ from these forward-looking statements. The events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward-looking statements. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained herein, whether as a result of any new information, future events, changed circumstances, or otherwise. All forward-looking statements are qualified in their entirety by this cautionary statement, which is made under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.

Company Overview

The Company is engaging in the wholesale and retail of high quality, sustainable, environmentally friendly bio-carbon-based fertilizer (herein referred to as “BCBF”). BCBF not only enhances the crop yield but also contributes to environmental preservation. The Company’s BCBF is sourced from, and produced by, a third party through heating straw in a closed container with little or no available air. This method is also known as thermal decomposition of organic material under limited supply of oxygen at relatively low temperature. In accordance with requirements imposed by the PRC Ministry of Agriculture, the Company’s Supplier of BCBF has registered with Sichuan Province Provincial Department of Agriculture and Rural Affairs, which has an effective period of 5 years, from December 2019 to December 2024. As of the date of this report, the Company does not maintain or operate any production and/or manufacturing of any BCBF facility, machine and/or equipment.

The Company is currently wholesaling and retailing BCBF through its wholly owned subsidiary SCQC Agriculture Co. Limited (“SCQC”). Management of the Company believes that the BCBF sold by the Company is capable of maintaining soil fertility, enhancing crop yield, improving soil structure, improving water and fertilizer retention capability and improving fertilizer utilization efficiency and effectiveness. This is achieved through balancing carbon and nitrogen content, neutralizing soil pH while at the same time creating soil particle structure that is conducive to plant growth.

The BCBF sold by the Company, produced through straw thermal decomposition, replaces the function of activated carbon. The combination of soil and BCBF is capable of absorbing and reducing pollution content, such as heavy metals from agricultural residual wastes. Further, the combination of water and BCBF is capable of purifying water by producing carbohydrates and glucose, which could be absorbed by and is conducive to the growth of plants. Additionally, BCBF possesses outstanding water storage capacity, which can store up to 10 times the water content when compared to soil without BCBF, which in turn provides farmers greater flexibility during times of hardship such as a drought.

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

On July 25, 2022, the Company launched its online retailing business through an e-commerce platform, offering a range of daily use products including healthcare, cosmetics, fashion, and household products. Customers will place orders through the platform and make payments to the Company. The Company will then place orders with the supplier, who will deliver the products directly to the customer. Settlement between the Company and the suppliers is scheduled on a weekly basis. The Company acts as an intermediary and does not maintain any form of inventory during the transaction.

Results of operations

Three months ended June 30, 2024 and 2023

The following table summarizes our result of operations for the periods presented:

	Three months ended June 30,
	2024	2023	Change
BCBF Business Sales Revenue	$16	$-	16
Percentage towards Total Revenue	1%	-

Online Business Revenue, net	$2,523	$405	2,118
Percentage towards Total Revenue	99%	24%

Beauty Products Business Sales Revenue	$-	$1,272	(1,272)
Percentage towards Total Revenue	-	76%
Total Revenue	$2,539	$1,677	862

BCBF Business Cost of Sales	(10)	-	(10)
Online Business Cost of Sales	(210)	-	(210)
Beauty Products Business Cost of Sales	-	(147)	147
Total Cost of Sales	$(220)	$(147)	(73)

BCBF Business Gross Profit	6	-	6
Online Business Gross Profit	2,313	405	1,908
Beauty Products Business Gross Profit	-	1,125	(1,125)
Total Gross Profit	$2,319	$1,530	789

Gross Profit Margin	91%	91%

BCBF Business Gross Profit Margin	38%	-
Online Business Gross Profit Margin	92%	-
Beauty Products Business Gross Profit Margin	-	88%

Revenue

For the three months ended June 30, 2024, the Company generated total revenue of $2,539, compared to a total revenue of $1,677 for the three months ended June 30, 2023, which includes revenue generated from the BCBF business amounting to $16 and net revenue from the online retailing business amounting to $2,523.

The increase in revenue from $1,677 in the three months ended June 30, 2023, to $2,539 in the three months ended June 30, 2024, is primarily due to the online retailing business increase .

Cost of Revenue

For the three months ended June 30, 2024, the cost of revenue was $220, compared to the cost of revenue of $147 for the three months ended June 30, 2023. The increase in costs of revenue was primarily due to a higher cost of sales associated with the online retailing business.

Gross Profit

For the three months ended June 30, 2024, the gross profit was $2,319 and the gross margin was 91%, as compared to a gross profit of $1,530, with a gross margin of 91%, for the three months ended June 30, 2023. This includes a gross profit of $6 from BCBF business and $2,313 from the online retailing business, with gross margins of 38% and 92%, respectively.

General and administrative expenses

The general and administrative expenses for the three months ended June 30, 2024 and 2023 were $31,703 and $96,821, respectively. The general and administrative expenses are primarily related to salary and social contribution, lease expenses, travelling expenses, advertising expenses, and audit fees. The decrease in general and administrative expenses is mainly due to the reductions in salaries, social contributions, and lease expenses.

Income/Loss

The Company incurred an operating loss of $78,003 and $95,291 for the three months ended June 30, 2024 and 2023, respectively.

Six months ended June 30, 2024 and 2023

The following table summarizes the results of our operations during the six-month periods ended June 30, 2024 and 2023, and provides information regarding the dollar and percentage increase or (decrease) during such periods.

	Six months ended June 30,
	2024	2023	Change
BCBF Business Sales Revenue	$16	$57,622	(57,606)
Percentage towards Total Revenue	-	37%

Online Business Revenue, net	$292,389	$97,077	195,312
Percentage towards Total Revenue	100%	62%

Beauty Products Business Sales Revenue	$-	$1,272	(1,272)
Percentage towards Total Revenue	-	1%
Total Revenue	$292,405	$155,971	136,434

BCBF Business Cost of Sales	(10)	(33,570)	33,560
Online Business Cost of Sales	(65,107)	-	(65,107)
Beauty Products Business Cost of Sales	-	(147)	147
Total Cost of Sales	$(65,117)	$(33,717)	(31,400)

BCBF Business Gross Profit	6	24,052	(24,046)
Online Business Gross Profit	227,282	97,077	130,205
Beauty Products Business Gross Profit		1,125	(1,125)
Total Gross Profit	$227,288	$122,254	105,034

Gross Profit Margin	78%	78%

BCBF Business Gross Profit Margin	38%	42%
Online Business Gross Profit Margin	78%	-
Beauty Products Business Gross Profit Margin	-	88%

Revenue

For the six months ended June 30, 2024, the Company generated revenue of $292,405, compared to $155,971 for the same period in 2023. Specifically, the Company’s BCBF trading business contributed $16 in revenue, while the online retailing business accounted for $292,389. This increase in total revenue is primarily attributed to the growth in the online retailing business.

For the six months ended June 30, 2024, the BCBF trading business segment, the online retailing business segment and the beauty products trading business segment contributed 0%,100% and 0% of the total revenue, respectively. For the six months ended June 30, 2023, the BCBF trading business segment, the online retailing business segment and the beauty products trading business segment contributed 37%, 62% and 1% of the total revenue respectively.

Cost of revenue

The cost of revenue for the six months ended June 30, 2024 was $65,117, compared to a cost of revenue of $33,717 for the same period in 2023. This increase is primarily attributable to higher sales costs associated with the online business, which aligns with the increased revenue recorded in this segment. The rise in costs was partially offset by reduced costs of sales in the BCBF and beauty products businesses.

Gross profits and margins

For the six months ended June 30, 2024, the Company recorded a gross profit of $227,288 and a gross margin of 78%, compared to a gross profit of $122,254 and a gross margin of 78% for the same period in 2023. The significant increase in gross profit is primarily driven by the growth in our online retailing business, which contributed almost 100% to the overall revenue. Breaking it down by segments, the BCBF trading business contributed a minimal gross profit of $6 with a 38% margin, while the online business maintained a gross margin of 78%, resulting in a gross profit of $227,282.

Expenses

Selling and distribution expenses for the six months ended June 30, 2024, were $51,058, compared to $495 for the same period in 2023. This increase in expense is in line with our growth in business.

Income/Loss

The Company incurred an operating profit of $77,536 for the six months ended June 30, 2024, compared to an operating loss of $25,209 for the same period in 2023. The increase in operating profit is attributed to income increase.

Liquidity and Capital Resources

Cash Flow

As of June 30, 2024 and December 31, 2023, the Company had available cash of $1,481 and $ 95,938, respectively.

The following table summarizes our cash flow during the six months period ended June 30, 2024 and 2023:

	Six months ended June 30,
	2024	2023
Net cash used in operating activities	(48,391)	(294,252)
Net cash used in investing activities	-	(6,614)
Net cash provided by (used in) financing activities	(44,325)	126,502

Six Months Ended June 30, 2024 Compared to Six Months Ended June 30, 2023

Cash Used In Operating Activities

For the six months ended June 30, 2024, the Company used $48,391 in operating activity. This primarily resulted from the increase in prepayment, deposits and other receivables, and decrease in deferred revenue, which was offset by a decrease in inventories and increase in other payables and accrued liabilities.

For the six months ended June 30, 2023, the Company used $294,252 in operating activity, of which primarily consist of net loss, increase in prepayment, deposits and other receivables, decrease in deferred revenue and reduction in lease liability contra by depreciation and amortization, decrease in inventories and increase in other payables and accrued liabilities.

Cash Used In Investing Activities

For the six months ended June 30, 2024, the Company did not generate nor used any cash in investing activities.

For the six months ended June 30, 2023, the Company invested $6,614 in investing activities for the acquisition of new office equipment and intangible assets, such as trademarks.

Cash Used in/Provided by Financing Activities

For the six months ended June 30, 2022, cash used in financing activities amounted to $44,325, due to the Company repaying this amount to the director.

For the six months ended June 30, 2023, the Company has received cash provided by director amounting to $126,502.

Capital Requirements

We intend to fund our capital requirements through a combination of cash on hand and cash flows generated from our daily operations. For the six months ended June 30, 2023, the Company received an interest-free, unsecured cash contribution of $126,502 from its director to support its operations. This cash contribution has no fixed terms of repayment.

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

The amount of cash denominated in RMB is approximately CNY10,738 (equivalent to $1,481) as of June 30, 2024.

Off-balance Sheet Commitments and Arrangements

As of June 30, 2024, we have not entered into any other financial guarantees or other commitments to guarantee the payment obligations of any third parties. In addition, we have not entered into any derivative contracts that are indexed to our own shares and classified as shareholders’ equity, or that are not reflected in our consolidated financial statements.

Critical Accounting Policies

We prepare our financial statements in conformity with accounting principles generally accepted by the United States of America (“U.S. GAAP”), which require us to make judgments, estimates, and assumptions that affect our reported amount of assets, liabilities, revenue, costs and expenses, and any related disclosures. Although there were no material changes made to the accounting estimates and assumptions in the past three years, we continually evaluate these estimates and assumptions based on the most recently available information, our own historical experience and various other assumptions that we believe to be reasonable under the circumstances. Since the use of estimates is an integral component of the financial reporting process, actual results could differ from our expectations as a result of changes in our estimates.

We believe that our accounting policies involve a higher degree of judgment and complexity in their application and require us to make significant accounting estimates. Accordingly, the policies we believe are the most critical to understanding and evaluating our consolidated financial condition and results of operations are summarized in “Note 3—Summary of Significant Accounting Policies” in the notes to our unaudited condensed consolidated financial statements.

GOING CONCERN UNCERTAINTIES

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company is currently in a net liability position and incurred a net cash used in operating activities of $ 48,391 for the six months ended June 30, 2024 resulting in accumulated deficit of $309.154 and a working capital deficit of $153.369.

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

Recent accounting pronouncements

In November 2023, the FASB issued ASU 2023-07, Improvement to Reportable Segment Disclosures (Topic 280). ASU 2023-07 aims to improve segment disclosures through enhanced disclosures about significant segment expenses. The standard requires all public entities, including those public entities that have a single reportable segment, shall disclose all of the following for each period for which an income statement is presented. However, reconciliations of balance sheet amounts for reportable segments to consolidated balance sheet amounts are required only for each year for which a balance sheet is presented. This standard starts to be effective for the Company in fiscal year of 2024. The Company is currently evaluating the impact of the additional disclosure requirements on the Company’s condensed consolidated financial statements.

The Company reviews new accounting standards as issued. Management has not identified any other new standards that it believes will have a significant impact on the Company’s consolidated financial statements.

Emerging Growth Company and Smaller Reporting Company Status

As an emerging growth company under the Jumpstart Our Business Startups Act of 2012 (the JOBS Act), we can take advantage of an extended transition period for complying with new or revised accounting standards. This period allows an emerging growth company to delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to avail ourselves of this exemption from new or revised accounting standards and, therefore, our financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates. We also intend to rely on other exemptions provided by the JOBS Act, including without limitation, not being required to comply with the auditor attestation requirements of Section 404(b) of Sarbanes-Oxley.

We will remain an emerging growth company until the earliest of (i) the end of the fiscal year following the fifth anniversary of the completion of our initial public offering, (ii) the first fiscal year after our annual gross revenues exceed $1.235 billion, (iii) the date on which we have, during the immediately preceding three-year period, issued more than $1.0 billion in non-convertible debt securities or (iv) the end of any fiscal year in which the market value of our common stock held by non-affiliates exceeds $700 million as of the end of the second quarter of that fiscal year.

We are also a “smaller reporting company,” meaning that the market value of our stock held by non-affiliates plus the proposed aggregate amount of gross proceeds to us as a result of this offering is less than $700 million and our annual revenue is less than $100 million during the most recently completed fiscal year. We may continue to be a smaller reporting company if either (i) the market value of our stock held by non-affiliates is less than $250 million or (ii) our annual revenue is less than $100 million during the most recently completed fiscal year and the market value of our stock held by non-affiliates is less than $700 million. If we are a smaller reporting company at the time we cease to be an emerging growth company, we may continue to rely on exemptions from certain disclosure requirements that are available to smaller reporting companies. Specifically, as a smaller reporting company we may choose to present only the two most recent fiscal years of audited financial statements in our Annual Report on Form 10-K and, similar to emerging growth companies, smaller reporting companies have reduced disclosure obligations regarding executive compensation.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer, of the effectiveness of our disclosure controls and procedures as of June 30, 2024. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our chief executive officer concluded that our disclosure controls and procedures were not effective. The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (i) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (ii) inadequate segregation of duties and effective risk assessment; (iii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines; and (iv) lack of internal audit function due to the fact that the Company lacks qualified resources to perform the internal audit functions properly and that the scope and effectiveness of the internal audit function are yet to be developed. The aforementioned material weaknesses were identified by our chief executive officer in connection with the review of our financial statements as of June 30, 2024.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2024. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of these controls.

As of June 30, 2024, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in 2013 and SEC guidance on conducting such assessments. Based on such evaluation, the Company’s management concluded that, during the period covered by this Report, our internal control over financial reporting were not effective due to the presence of material weaknesses.

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

We anticipate that these initiatives will be at least partially, if not fully, implemented by the end of fiscal year 2025.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended June 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

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

Item 1A. Risk Factors.

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the fiscal quarter ended June 30, 2024, none of our officers or directors (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

ITEM 6. Exhibits.

The information called for by this Item is incorporated herein by reference from the Exhibit Index included in this Quarterly Report on Form 10-Q.

Exhibit Number	Description
3.1	Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant’s registration statement on Form S-1 (Commission File No. 333-252500) filed on June 3, 2021).

3.2	By-laws (incorporated by reference to Exhibit 3.2 to the Registrant’s registration statement on Form S-1 (Commission File No. 333-252500) filed on June 3, 2021).

31.1*	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal executive officer

32.1*	Section 1350 Certification of principal executive officer

101	Includes the following financial and related information from YCQH Agricultural Technology Co. Ltd’s Quarterly Report on Form 10-Q as of and for the quarter ended June 30, 2024, formatted in Inline Extensible Business Reporting Language (iXBRL): (1) the Consolidated Balance Sheets, (2) the Consolidated Statements of Income, (3) the Consolidated Statements of Comprehensive Income, (4) the Consolidated Statements of Changes in Stockholders’ Equity, (5) the Consolidated Statements of Cash Flows, and (6) Notes to Consolidated Financial Statements.

104	The cover page from this Quarterly Report on Form 10-Q, formatted in Inline XBRL.

* These exhibits are filed or furnished with this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

YCQH Agricultural Technology Co. Ltd (Registrant)

Date: August 23, 2024	By:	/s/ Wang Min
	Name:	Wang Min
Title:

Chief Executive Officer, President, Secretary, Treasurer, and Director

(signing on behalf of the Registrant and as a Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer of the Registrant)

