Form 10-Q
period 2024-09-30
YCQH Agricultural Technology Co. Ltd
filed 2024-11-19
CIK 1794276

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2024

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

As of November 18, 2024, there were 101,400,000 shares of common stock, par value $0.0001 per share, outstanding.

2

PART I — FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

YCQH AGRICULTURAL TECHNOLOGY CO. LTD

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF September 30, 2024 AND DECEMBER 31, 2023

(Currency expressed in United States Dollars (“US$”), except for number of shares or otherwise stated)

	As of September 30, 2024	As of
	(UNAUDITED)	December 31, 2023
ASSETS
Current assets
Cash and cash equivalents	$1,420	$95,938
Inventories	108,796	113,688
Prepayment, deposits and other receivables	213,007	132,747
Total current assets	323,223	342,373

Non-current Assets
Right-of-use assets, net	-	34,954
Total non-current assets	-	34,954

TOTAL ASSETS	$323,223	$377,327

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Trade payables	$2,325	$12,597
Other payables and accrued liabilities	9,532	32,242
Deferred revenue	165	14,782
Amount due to a director	481,100	501,890
Lease liability – current portion	-	34,954
Total current liabilities	493,122	596,465

TOTAL LIABILITIES	493,122	596,465

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.0001 par value; 200,000,000 shares authorized; 0 issued and outstanding
Common stock, $0.0001 par value; 800,000,000 shares authorized; 101,400,000 shares of common stock issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	10,140	10,140
Additional paid-in capital	148,860	148,860
Accumulated other comprehensive income	5,477	1,860
Accumulated deficit	(334,376)	(379,998)

TOTAL STOCKHOLDERS’ DEFICIT	(169,899)	(219,138)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$323,223	$377,327

See accompanying notes to unaudited condensed consolidated financial statements.

YCQH AGRICULTURAL TECHNOLOGY CO. LTD

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME/(LOSS)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

(Currency expressed in United States Dollars (“US$”), except for number of shares or otherwise stated)

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
REVENUE	$-	$67,593	$292,405	$223,564

COST OF REVENUE	-	(5,290)	(65,117)	(39,007)

GROSS PROFIT	-	62,303	227,288	184,557

OPERATING EXPENSES
Selling and distribution	-	-	(51,058)	(495)
General and administrative	(25,223)	(128,552)	(123,917)	(275,520)

PROFIT (LOSS) FROM OPERATION BEFORE INCOME TAX	(25,223)	(66,249)	52,313	(91,458)

INTEREST INCOME	1	15	84	79

OTHER INCOME	-	3,286	1,379	3,286

PROFIT (LOSS) BEFORE INCOME TAX	(25,222)	(62,948)	53,776	(88,093)

INCOME TAX EXPENSES	-	-	(8,154)	(238)

NET INCOME (LOSS)	(25,222)	(62,948)	45,622	(88,331)

Other comprehensive income:
- Foreign currency translation income (loss)	8,692	(745)	3,617	(8,894)

TOTAL COMPREHENSIVE INCOME (LOSS)	(16,530)	(63,693)	49,239	(97,225)

NET LOSS PER SHARE, BASIC AND DILUTED	(0.00)	(0.00)	0.00	(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED	101,400,000	101,400,000	101,400,000	101,400,000

See accompanying notes to unaudited condensed consolidated financial statements.

YCQH AGRICULTURAL TECHNOLOGY CO. LTD

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

(Currency expressed in United States Dollars (“US$”), except for number of shares or otherwise stated)

	COMMON STOCK		ADDITIONAL		ACCUMULATED OTHER	TOTAL
	NUMBER OF SHARES	AMOUNT	PAID-IN CAPITAL	ACCUMULATED DEFICIT	COMPREHENSIVE INCOME	STOCKHOLDERS’ (DEFICIT)
Balance as of December 31, 2022	101,400,000	$10,140	$148,860	$(389,987)	$7,869	$(223,118)
Net profit for the period	-	-	-	69,894	-	69,894
Foreign currency translation	-	-	-	-	487	487
Balance as of March 31, 2023	101,400,000	$10,140	$148,860	$(320,093)	$8,356	$(152,737)
Net loss for the period	-	-	-	(95,277)	-	(95,277)
Foreign currency translation	-	-	-	-	(8,636)	(8,636)
Balance as of June 30, 2023	101,400,000	$10,140	$148,860	$(415,370)	$(280)	$(256,650)
Net loss for the period				(62,948)		(62,948)
Foreign currency translation					(745)	(745)
Balance as of September 30, 2023	101,400,000	$10,140	$148,860	$(478,318)	$(1,025)	$(320,343)

	COMMON STOCK		ADDITIONAL		ACCUMULATED OTHER	TOTAL STOCKHOLDERS’
	NUMBER OF SHARES	AMOUNT	PAID-IN CAPITAL	ACCUMULATED DEFICIT	COMPREHENSIVE INCOME	EQUITY/ (DEFICIT)
Balance as of December 31, 2023	101,400,000	$10,140	$148,860	$(379,998)	$1,860	$(219,138)
Net profit for the period	-	-	-	155,607	-	155,607
Foreign currency translation	-	-	-	-	(2,702)	(2,702)
Balance as of March 31, 2024	101,400,000	$10,140	$148,860	$(224,391)	$(842)	$(66,233)
Net loss for the period	-	-	-	(84,763)	-	(84,763)
Foreign currency translation	-	-	-	-	(2,373)	(2,373)
Balance as of June 30, 2024	101,400,000	$10,140	$148,860	$(309,154)	$(3,215)	$(153,369)
Net loss for the period				(25,222)		(25,222)
Foreign currency translation					8,692	8,692
Balance as of September 30, 2024	101,400,000	$10,140	$148,860	$(334,376)	$5,477	$(169,899)

See accompanying notes to unaudited condensed consolidated financial statements.

YCQH AGRICULTURAL TECHNOLOGY CO. LTD

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

(Currency expressed in United States Dollars (“US$”), except for number of shares or otherwise stated)

	Nine Months Ended	Nine Months Ended
	September 30, 2024	September 30, 2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income/(loss)	$45,622	$(88,331)

Adjustments to reconcile net profit to net cash used in operating activities:
Change in operating lease ROU assets	34,293	(3,286)
Depreciation and amortization	-	29,253

Changes in operating assets and liabilities:
Inventories	5,819	33,571
Prepayment, deposits and other receivables	(77,462)	(174,957)
Other payables and accrued liabilities	(25,511)	(51,260)
Deferred revenue	(14,440)	(119,843)
Change in lease liability	(34,293)	(29,591)
Trade payables	(9,939)	-
Receipt in advance	-	162
Net cash used in operating activities	$(75,911)	$(404,282)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of plant and equipment	-	-
Purchase of intangible asset	-	-

Net cash used in investing activities	$-	$-

CASH FLOWS FROM FINANCING ACTIVITIES:
Amount due to director	(21,905)	171,308

Net cash (used in) provided by financing activities	$(21,905)	$171,308

Effect of exchange rate changes on cash and cash equivalents	$3,298	$6,395

Net decrease in cash and cash equivalents	(94,518)	$(226,579)
Cash and cash equivalents, beginning of period	95,938	232,706

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,420	$6,127

SUPPLEMENTAL CASH FLOWS INFORMATION
Cash paid for income taxes	$8,154	$-
Cash paid for interest paid	$-	$-

See accompanying notes to unaudited condensed consolidated financial statements.

YCQH AGRICULTURAL TECHNOLOGY CO. LTD

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

(Currency expressed in United States Dollars (“US$”), except for number of shares or otherwise stated)

1. ORGANIZATION AND BUSINESS BACKGROUND

YCQH Agricultural Technology Co. Ltd., was incorporated on October 15, 2019 under the laws of the State of Nevada of which Ms. Wang Min was appointed the President, Secretary, Treasurer and sole director of our board.

The Company primarily operates in bio-carbon-based fertilizer (“BCBF”) trading business, including wholesale and retail sale to customer mainly based in People’s Republic of China, sourcing directly from producers in China. The Company does not maintain and operate any production and manufacturing of BCBF facility or machine and equipment. On July 25, 2022, the Company ventures into online retailing business through e-commerce platform, retailing a series of daily use products covering from healthcare products, cosmetic products, fashion products, household products and so forth to customer mainly based in People’s Republic of China. The Company acts as the intermediary role and does not keep any form of inventory throughout the online retail transaction.

Company name	Place/date of incorporation	Principal activities
YCQH Holding Limited (“YCQH Seychelles”)	Seychelles / October 11, 2019	Investment holding

YCQH Agricultural Technology Co. Limited (“YCQH HK”)	Hong Kong / October 10, 2019	Investment holding

YCWB Agricultural Technology Co. Limited (“YCWB”)	ChongQing Province, China/December 10, 2019	Operates in bio-carbon-based fertilizer trading business

SCQC Agriculture Co. Limited (“SCQC”)	SiChuan Province, China/November 1, 2019 (acquired on June 15, 2020)	Operates in bio-carbon-based fertilizer trading business and daily use products online retailing business

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

Prepayment, Deposits and Other Receivables

Prepayments and deposits are mainly cash deposited or advance payments made to third parties for future purchases or future services such as rent or other general expenses. This amount is refundable and bears no interest. The Company will recognize an allowance account for doubtful accounts to the extent it is probable that a portion or all of a particular account will not be collected. Management reviews its prepayments and deposits on a regular basis to determine if the allowance is adequate and adjusts the allowance when necessary. The Company’s management continues to evaluate the reasonableness of the allowance policy and update it if necessary. No allowance for doubtful accounts was made for the nine months ended September 30, 2024 and 2023.

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

Deferred revenue

The Company’s accounting policy related to deferred revenue is to recognize revenue for performance obligations that have not yet been fulfilled. As of September 30, 2024 and December 31, 2023, the Company recognized amounts of $165 and $14,782, respectively. The deferred revenue is expected to be recognized as revenue within 12 months from the reporting period, as all unsatisfied performance obligations are expected to be completed within that timeframe.

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

Advertising costs

The Company’s accounting policy related to advertising costs for annual reporting purposes is to expense costs incurred in marketing events for example event venue fees, emcee fees and others, as of the first date the advertisements take place. All marketing expenditures are expensed in the annual period in which the expenditure is incurred. For the nine months ended September 30, 2024 and 2023, the Company did not incurred expenses for advertising costs.

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

Translation of amounts from the local currencies of the Company into US$ has been made at the following exchange rates for the respective periods:

	As of and for the nine months ended September 30, 2024	For the nine months ended September 30, 2023
Period-end HK$: US$1 exchange rate	7.77	7.75
Period-end CNY¥: US$1 exchange rate	7.02	7.28
Period-average HK$: US$1 exchange rate	7.81	7.75
Period-average CNY¥: US$1 exchange rate	7.18	7.06

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

Recently issued accounting pronouncements

In November 2023, the FASB issued ASU 2023-07, Improvement to Reportable Segment Disclosures (Topic 280). ASU 2023-07 aims to improve segment disclosures through enhanced disclosures about significant segment expenses. The standard requires all public entities, including those public entities that have a single reportable segment, shall disclose all of the following for each period for which an income statement is presented. However, reconciliations of balance sheet amounts for reportable segments to consolidated balance sheet amounts are required only for each year for which a balance sheet is presented. The amendments will be applied retrospectively to all prior periods presented in the financial statements and is effective for fiscal years beginning after December 15, 2023, and interim periods in fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact of the additional disclosure requirements on the Company’s condensed consolidated financial statements.

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

4. GOING CONCERN UNCERTAINTIES

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company is currently in a net liability position and incurred a net cash used in operating activities of $75,911 for the nine months ended September 30, 2024, resulting in accumulated deficit of $334,376 and a working capital deficit of $169,899.

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

5. INVENTORIES

As of September 30, 2024 and December 31, 2023, the Company inventories consist of following:

	As of September 30, 2024	As of December 31, 2023
Finished goods	$108,796	$113,688

Total inventories	$108,796	$113,688

No allowance has been provided for the nine months ended September 30, 2024.

6. PREPAYMENT, DEPOSITS AND OTHER RECEIVABLES

As of September 30, 2024 and December 31, 2023, prepayment, deposits and other receivables consist of following:

	As of September 30, 2024	As of December 31, 2023
Deposits for Hong Kong Company Secretary	$13	$13
Staff Advancement & Prepaid Staff Cost	131,750	9,810
Prepayment	3,933	13,498
Supplier Deposit & Prepayment(1)	75,961	107,581
Prepaid transfer agent fee and OTCIQ renewal	1,350	1,845
Total prepayment, deposits and other receivables	$213,007	$132,747

(1)	As of the date of this report, SCQC, a wholly owned subsidiary of the Company, is involved in a legal dispute with Sichuan Aima Ke’er Biotechnology Group Co. (“Sichuan Aima”) regarding a cooperative agreement that was entered by both parties on June 7, 2022. The Chief Executive Officer and Director of the Company, Ms. Wang Min, serves as the legal representative of SCQC Agriculture Co. Limited (“SCQC”). This agreement was intended to support the business expansion of SCQC and outlined mutual obligations for collaboration over a two-year period, set to expire on June 6, 2024. On September 9, 2024, the Sichuan Free Trade Zone People’s Court formally accepted SCQC claim against Sichuan Aima.

In January 2023, SCQC transferred to Sichuan Aima as an advance for the cooperative arrangement. However, negotiations in March 2023 were unproductive, leading both parties to terminate the cooperation. Sichuan Aima provided partial compensation to SCQC by offsetting the outstanding amount with goods of equivalent value. SCQC is actively pursuing the recovery of the remaining balance of RMB533,362.80, or approximately $75,961. The case is scheduled to be heard on November 19, 2024. As of the date of this report, the case remains unresolved, and no settlement has been reached.

7. OTHER PAYABLES AND ACCRUED LIABILITIES

As of September 30, 2024 and December 31, 2023, other payables and accrued liabilities consist of the following:

	As of September 30, 2024	As of December 31, 2023
Other payables	$3,032	$3,047
Accrued audit fee	3,000	28,550
Accrued professional fee	3,500	645
Total other payables and accrued liabilities	$9,532	$32,242

8. AMOUNT DUE TO A DIRECTOR

	As of September 30, 2024	As of December 31, 2023
Amount due to a director	$481,100	$501,890

As of September 30, 2024, the Company has an outstanding payable of $481,100 to our director, Ms. Wang Min, which is unsecured and non-interest bearing with no fixed terms of repayment. During the nine months ended September 30, 2024, the Company repaid a net amount of $20,790 to Ms. Wang Min.

9. SHAREHOLDERS’ EQUITY

As of September 30, 2024 and December 31, 2023, the Company has 101,400,000 shares and 101,400,000 shares of common stock issued and outstanding, respectively.

During the nine months ended September 30, 2024, the Company has not issued any shares.

The Company has 800,000,000 shares of commons stock and 200,000,000 shares of preference stock authorized, no share of preference stock issued and outstanding.

10. LEASE RIGHT-OF-USE ASSET AND LEASE LIABILITIES

On December 1, 2022, the management of the Company through indirect wholly owned subsidiary SCQC Agriculture Co. Limited enter into a tenancy agreement to rent an office with an area of approximate 232 square meter for monthly rental of CNY24,900 (approximate $3,604) for a period of two years. On December 1, 2023, the monthly rental is reduced from CNY24,900 to CNY23,000 (approximate $3,241) for the remaining period. On February 29, 2024, the management of the Company through indirect wholly owned subsidiary SCQC Agriculture Co. Limited terminated the tenancy agreement of the office.

On March 5, 2024 the management enter into a tenancy agreement to rent an office for a monthly rental of CNY9,000 (approximate $1,258) for a period of two years. On May 31, 2024, the management of the Company terminated the tenancy agreement of the office.

Zhu Peiyuan is a manager of the Company, which is an indirect holding in Chongqing Jiushengguang Enterprise Management Consulting Co., LTD. (“Chongqing Jiushengguang”). Chongqing Jiushengguang’s leased office space is located at No. 188 and No. 5, East Beizhan Road, Shapingba District, Chongqing. From June 21, 2024, the management of the Company, through indirect wholly owned subsidiary SCQC Agriculture Co. Limited, uses part of the office space free of charge.

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

11. CONCENTRATION OF RISK

Customer Concentration

For the three months ended September 30, 2024, the Company generated total revenue of $0. For the three months ended September 30, 2023, the Company generated total revenue of $67,593, of which seven customers accounted for more than 10% of the Company’s total revenue.

	For the three months ended September 30
	2024	2023	2024	2023	2024	2023
	Revenues		Percentage of revenues		Accounts receivable, trade

Customer H	-	8,500	-	13	-	-
Customer I	-	8,499	-	13	-	-
Customer J	-	8,489	-	12	-	-
Customer K	-	8,499	-	13	-	-
Customer L	-	8,499	-	13	-	-
Customer M	-	8,482	-	12	-	-
Customer N	-	10,281	-	15	-	-
Others	-	6,344	-	9%	-	-
Total	$-	$67,593	-%	100%	$-	$-

For the nine months ended September 30, 2024, the Company generated total revenue of $292,405, of which two customers accounted for more than 10% of the Company’s total revenue. For the nine months ended September 30, 2023, the Company generated total revenue of $223,564, of which no customer accounted for more than 10% of the Company’s total revenue.

	For the nine months ended September 30
	2024	2023	2024	2023	2024	2023
	Revenues		Percentage of revenues		Accounts receivable, trade
Customer B	58,481	-	20%	-	-	-
Customer C	38,013	-	13%	-	-	-
Others	195,911	223,564	67%	100%	-	-
Total	$292,405	$223,564	100%	100%	$-	$-

Vendor Concentration

For the three months ended September 30, 2024, the Company incurred cost of revenue of $0, For the three months ended September 30, 2023, the Company incurred cost of revenue of $5,290 solely accounted by a single vendor.

	For the three months ended September 30
	2024	2023	2024	2023	2024	2023
	Cost of revenue		Percentage of Cost of revenue		Accounts payable, trade
Vendor B	-	5,290		100%	-	-
Total	$-	$5,290	-	100%	$-	$-

For the nine months ended September 30, 2024, the Company incurred cost of revenue of $65,117, of which three vendors accounted for more than 10% of the Company’s total vendor. For the nine months ended September 30, 2023, the Company incurred cost of revenue of $39,007, accounted by two vendors.

	For the nine months ended September 30
	2024	2023	2024	2023	2024	2023
	Cost of revenue		Percentage of Cost of revenue		Accounts payable, trade
Vendor A	$-	$33,570	-	86%	$-	$-
Vendor B		5,437		14%	-	-
Vendor C	10,940	-	17%	-	-	-
Vendor D	21,173	-	32%	-	-	-
Vendor E	7,603		12%
Others	25,401	-	39%	-	-	-
Total	$65,117	$39,007	100%	100%	$-	$-

12. INCOME TAXES

The Company being a United States entity is subject to the United States federal income tax at 21%. No provision for income taxes in the United States has been made as the Company had no United States taxable income for the nine months ended September 30, 2024.

YCQH Holding Limited was incorporated in the Republic of Seychelles and, under the laws of Seychelles, is not subject to income taxes.

YCQH Agricultural Technology Co. Limited was incorporated in Hong Kong and is subject to Hong Kong income tax at a tax rate of 16.5%. The first HK$2 million (equivalent US$258,000) of profits earned by the company will be taxed at half the current tax rate (i.e., 8.25%) whilst the remaining profits will continue to be taxed at the existing 16.5% tax rate.

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

The following table summarizes a reconciliation of the Company’s income taxes expenses:

	For the Nine Months Ended September 30
	2024	2023
Computed expected expenses/(benefits)	25%	(25)%
Effect of foreign tax rate difference	3%	2%
Deferred tax assets not recognized	14%	24%
Temporary difference not recognized	(27)%	(1)%
Income tax expense	15%	-%

	For the Nine Months Ended September 30
	2024	2023
PRC statutory tax rate	25%	25%
Computed expected expenses/(benefits)	13,444	(34,961)
Effect of foreign tax rate difference	1,481	2,369
Deferred tax assets not recognized	7,650	34,203
Temporary difference not recognized	(14,421)	(1,373)
Income tax expense	8,154	238

The following table sets forth the significant components of the aggregate deferred tax assets of the Company:

	As of September 30, 2024	As of December 31, 2023
Deferred tax assets:

Net operating loss carry forwards
- United States of America	$80,101	$72,534
- Hong Kong	809	790
- People’s Republic China	12,326	25,201

Less: valuation allowance	(93,236)	(98,525)
Deferred tax assets	$-	$-

Management believes that it is more likely than not that the deferred tax assets will not be fully realizable in the future. Despite the Company starting to turn a net profit for the year according to reporting figures, economic uncertainties dictate that the Company will only adjust its valuation allowance policy if it can sustain net profits over consecutive reporting periods. Therefore, the Company has provided for a full valuation allowance against its deferred tax assets of $93,236 as of September 30, 2024.

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

	For the Nine Months Ended and As of September 30, 2024
By Business Unit	BCBF Trading Business	Online Retailing Business	Total
Revenue	$16	$292,389	$292,405

Cost of revenue	(10)	(65,107)	(65,117)
Selling and distribution expenses	-	(51,058)	(51,058)
General and administrative expenses	-	(123,917)	(123,917)

Profit from operations	6	52,307	52,313

Total assets	$323,223	-	$323,223
Capital expenditure	-	-	-

	For the Nine Months Ended and As of September 30, 2023
By Business Unit	BCBF Trading Business	Online Retailing Business	Beauty Products Trading Business	Total
Revenue	$57,622	$97,744	$68,198	$223,564

Cost of revenue	(33,571)	-	(5,436)	(39,007)
Selling and distribution expenses	(495)	-	-	(495)
General and administrative expenses	(139,759)	(21,229)	(114,532)	(275,520)

Profit (loss) from operations	(116,203)	76,515	(51,770)	(91,458)

Total assets	$262,420	$-	$-	$262,420
Capital expenditure	$-	$-	$-	$-

	For the Nine Months Ended and As of September 30, 2024
By Country	United States	China	Total
Revenue	$-	$292,405	$292,405

Cost of revenue	-	(65,117)	(65,117)
Selling and distribution expenses	-	(51,058)	(51,058)
General and administrative expenses	(36,037)	(87,880)	(123,917)

Profit (loss) from operations	(36,037)	88,350	52,313

Total assets	$1,370	$321,853	$323,223
Capital expenditure	$-	$-	$-

	For the Nine Months Ended and As of September 30, 2023
By Country	United States	China	Total
Revenue	$-	$223,564	$223,564

Cost of revenue	-	(39,007)	(39,007)
Selling and distribution expenses	-	(495)	(495)
General and administrative expenses	(42,852)	(232,668)	(275,520)

Loss from operations	(42,852)	(48,606)	(91,458)

Total assets	$5,486	$256,934	$262,420
Capital expenditure	$-	$-	$-

14. SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after September 30, 2024 up through the date the Company issued the financial statements. No subsequent events have occurred that would require recognition or disclosure in the financial statements.

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

Results of operations

Three months ended September 30, 2024 and 2023

The following table summarizes our result of operations for the periods presented:

	Three months ended September 30,
	2024		2023	Change
BCBF Business Sales Revenue		$-	$-	-
Percentage towards Total Revenue		-	-

Online Business Revenue, net		$-	$667	(667)
Percentage towards Total Revenue		-	1%

Beauty Products Business Sales Revenue		$-	$66,926	(66,926)
Percentage towards Total Revenue		-	99%
Total Revenue	$		$67,593	(67,593)

BCBF Business Cost of Sales		-	-	-
Online Business Cost of Sales		-	(5,290)	5,290
Beauty Products Business Cost of Sales		-	-	-
Total Cost of Sales		$-	$(5,290)	5,290

BCBF Business Gross Profit		-	-	-
Online Business Gross Profit		-	61,636	(61,636)
Beauty Products Business Gross Profit		-	667	(667)
Total Gross Profit		$-	$62,303	(62,303)

Gross Profit Margin		-	92%

BCBF Business Gross Profit Margin		-	-%
Online Business Gross Profit Margin		-	-%
Beauty Products Business Gross Profit Margin		-	92%

Revenue

For the three months ended September 30, 2024, the Company generated total revenue of $0, compared to a total revenue of $67,593 for the three months ended September 30, 2023.

The decrease in revenue from $67,593 in the three months ended September 30, 2023, to $0 in the three months ended September 30, 2024, primarily due to the decline in the online retailing business.

Cost of Revenue

For the three months ended September 30, 2024, the cost of revenue was $0, compared to the cost of revenue of $5,290 for the three months ended September 30, 2023. The decrease in costs of revenue was primarily due to the reduced customer demand in the Company’s online retailing business.

Gross Profit

For the three months ended September 30, 2024, the gross profit was $0, as compared to a gross profit of $62,303, with a gross margin of 92%.

General and administrative expenses

The general and administrative expenses for the three months ended September 30, 2024 and 2023 were $25,223 and $128,552, respectively. The general and administrative expenses are primarily related to salary and social contribution, lease expenses, travelling expenses, advertising expenses, and audit fees. The decrease in general and administrative expenses is mainly due to the reductions in salaries, social contributions, and lease expenses, reflecting the absence of business activities during the period.

Income/Loss

The Company incurred an operating loss of $25,223 and $66,249 for the three months ended September 30, 2024 and 2023, respectively.

Nine months ended September 30, 2024 and 2023

The following table summarizes the results of our operations during the nine-month periods ended September 30, 2024 and 2023, and provides information regarding the dollar and percentage increase or (decrease) during such periods.

	Nine months ended September 30,
	2024	2023	Change
BCBF Business Sales Revenue	$16	$57,622	(57,606)
Percentage towards Total Revenue	-	26%

Online Business Revenue, net	$292,389	$97,744	194,645
Percentage towards Total Revenue	100%	44%

Beauty Products Business Sales Revenue	$-	$68,198	(68,198)
Percentage towards Total Revenue	-	30%
Total Revenue	$292,405	$223,564	68,841

BCBF Business Cost of Sales	(10)	(33,571)	33,561
Online Business Cost of Sales	(65,107)	(5,436)	(59,671)
Beauty Products Business Cost of Sales	-	-
Total Cost of Sales	$(65,117)	$(39,007)	(26,110)

BCBF Business Gross Profit	6	24,051	(24,045)
Online Business Gross Profit	227,282	62,762	164,520
Beauty Products Business Gross Profit	-	97,744	(97,744)
Total Gross Profit	$227,288	$184,557	42,731

Gross Profit Margin	78%	83%

BCBF Business Gross Profit Margin	38%	42%
Online Business Gross Profit Margin	78%	-
Beauty Products Business Gross Profit Margin	-	92%

Revenue

For the nine months ended September 30, 2024, the Company generated revenue of $292,405, compared to $223,564 for the same period in 2023. This increase in total revenue is primarily attributed to the growth in the online retailing business, which accounted for $292,389 of all revenue generated.

For the nine months ended September 30, 2024, the BCBF trading business segment, the online retailing business segment and the beauty products trading business segment contributed 0%, 100% and 0% of the total revenue, respectively. For the nine months ended September 30, 2023, the BCBF trading business segment, the online retailing business segment and the beauty products trading business segment contributed 26%, 44% and 30% of the total revenue respectively.

Cost of revenue

The cost of revenue for the nine months ended September 30, 2024 was $65,117, compared to a cost of revenue of $39,007 for the same period in 2023. This increase is primarily attributable to higher sales costs associated with the online business, which aligns with the increased revenue recorded in this segment. The rise in costs was partially offset by reduced costs of sales in the BCBF and beauty products businesses.

Gross profits and margins

For the nine months ended September 30, 2024, the Company recorded a gross profit of $227,288 and a gross margin of 78%, compared to a gross profit of $184,557 and a gross margin of 83% for the same period in 2023. The increase in gross profit is primarily driven by higher revenue from our online retailing business. The slight decrease in gross margin is attributable to a reduction in the beauty products business, which generally yields a higher margin compared to the BCBF trading and online retailing businesses.

Expenses

Selling and distribution expenses for the nine months ended September 30, 2024, were $51,058, compared to $495 for the same period in 2023. This increase in expense is in line with the growth in revenue recorded during the period.

General and administrative expenses for the nine months ended September 30, 2024, were $123,917, compared to $275,520 for the same period in 2023. The adjustment of the Company’s business has led to a reduction in general and administrative expenses.

Operating Income/Loss

The Company incurred an operating profit of $52,313 for the nine months ended September 30, 2024, compared to an operating loss of $91,458 for the same period in 2023. The increase in operating profit is attributed to a higher revenue and reduced general and administrative expenses. Substantially all of the operating income during the period are generated by the online retailing business. In addition, breakdown by countries, $36,037 of loss were from customers in the United States, which has been offset by $88,350 of profit generated in China.

Liquidity and Capital Resources

Cash Flow

As of September 30, 2024 and December 31, 2023, the Company had available cash of $1,420 and $95,938, respectively.

The following table summarizes our cash flow during the nine months period ended September 30, 2024 and 2023:

	Nine months ended September 30,
	2024	2023
Net cash (used in) operating activities	(75,911)	(404,282)
Net cash (used in) investing activities	-	-
Net cash (used in)/provided by financing activities	(21,905)	171,308

Nine Months Ended September 30, 2024 Compared to Nine Months Ended September 30, 2023

Cash Used In Operating Activities

For the nine months ended September 30, 2024, the Company used $75,911 in operating activity as compared to $404,282 used during the nine months ended September 30, 2023. This primarily resulted from the reduced amount used in prepayment, deposits and other receivables, and decrease in deferred revenue, which was offset by a decrease in inventories.

For the nine months ended September 30, 2023, the Company used $404,282 in operating activity, of which primarily consist of net loss, gain on the disposal subsidiary, increase in prepayment, deposits and other receivables, decrease in other payables and accrued liabilities, decrease in deferred revenue and reduction in lease liability contributed by depreciation and amortization, decrease in inventories and increase in receipt in advance.

Cash Used In Investing Activities

For the nine months ended September 30, 2024 and 2023, the Company did not generate nor used any cash in investing activities.

Cash Used in/Provided by Financing Activities

For the nine months ended September 30, 2024, cash used in financing activities amounted to $21,905, due to the Company repaying this amount to the director.

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

The amount of cash denominated in RMB is approximately CNY5,739 (approximately $817) as of September 30, 2024.

Off-balance Sheet Commitments and Arrangements

As of September 30, 2024, we have not entered into any other financial guarantees or other commitments to guarantee the payment obligations of any third parties. In addition, we have not entered into any derivative contracts that are indexed to our own shares and classified as shareholders’ equity, or that are not reflected in our consolidated financial statements.

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

GOING CONCERN UNCERTAINTIES

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company is currently in a net liability position and incurred a net cash used in operating activities of $75,911 for the nine months ended September 30, 2024 resulting in accumulated deficit of $334,376 and a working capital deficit of $169,899.

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

Recent accounting pronouncements

In November 2023, the FASB issued ASU 2023-07, Improvement to Reportable Segment Disclosures (Topic 280). ASU 2023-07 aims to improve segment disclosures through enhanced disclosures about significant segment expenses. The standard requires all public entities, including those public entities that have a single reportable segment, shall disclose all of the following for each period for which an income statement is presented. However, reconciliations of balance sheet amounts for reportable segments to consolidated balance sheet amounts are required only for each year for which a balance sheet is presented. The amendments will be applied retrospectively to all prior periods presented in the financial statements and is effective for fiscal years beginning after December 15, 2023, and interim periods in fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact of the additional disclosure requirements on the Company’s condensed consolidated financial statements.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer, of the effectiveness of our disclosure controls and procedures as of September 30, 2024. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our chief executive officer concluded that our disclosure controls and procedures were not effective. The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (i) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (ii) inadequate segregation of duties and effective risk assessment; (iii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines; and (iv) lack of internal audit function due to the fact that the Company lacks qualified resources to perform the internal audit functions properly and that the scope and effectiveness of the internal audit function are yet to be developed. The aforementioned material weaknesses were identified by our chief executive officer in connection with the review of our financial statements as of September 30, 2024.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2024. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of these controls.

As of September 30, 2024, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in 2013 and SEC guidance on conducting such assessments. Based on such evaluation, the Company’s management concluded that, during the period covered by this Report, our internal control over financial reporting were not effective due to the presence of material weaknesses.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended September 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

As of the date of this report, SCQC, the Company’s wholly owned subsidiary, is involved in a legal dispute with Sichuan Aima Ke’er Biotechnology Group Co. (“Sichuan Aima”) regarding a cooperative agreement that was entered by both parties on June 7, 2022. The Chief Executive Officer and Director of the Company, Ms. Wang Min, serves as the legal representative of SCQC. This agreement was intended to support the business expansion of SCQC and outlined mutual obligations for collaboration over a two-year period, set to expire on June 6, 2024.

In January 2023, SCQC transferred a total of RMB1,000,000 (approximately $142,420) to Sichuan Aima as an advance payment for the cooperative arrangement under the agreement. However, negotiations in March 2023 were unproductive, leading both parties to terminate the cooperation. Sichuan Aima provided partial compensation to SCQC by offsetting the outstanding amount with goods of equivalent value at RMB 466,637.20 (approximately $66,458). SCQC is now pursuing the recovery of the remaining balance of RMB533,362.80 (approximately $75,961).

On September 9, 2024, the Sichuan Free Trade Zone People’s Court formally accepted SCQC’s claim against Sichuan Aima. The case is scheduled to be heard on November 19, 2024. As of the date of this report, the case remains unresolved, and no settlement has been reached.

While this dispute is not anticipated to have material adverse impacts on the Company’s financial condition or operations, the Company continues to closely monitor its progress. Aside from the above, the Company is not involved in, nor aware of, any unresolved legal proceedings, investigations, or claims that, in management’s opinion, would have a material adverse effect on its business, financial condition, or results of operations.

Item 1A. Risk Factors.

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the fiscal quarter ended September 30, 2024, none of our officers or directors (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

ITEM 6. Exhibits.

The information called for by this Item is incorporated herein by reference from the Exhibit Index included in this Quarterly Report on Form 10-Q.

Exhibit Number	Description
3.1	Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant’s registration statement on Form S-1 (Commission File No. 333-252500) filed on June 3, 2021).

3.2	By-laws (incorporated by reference to Exhibit 3.2 to the Registrant’s registration statement on Form S-1 (Commission File No. 333-252500) filed on June 3, 2021).

31.1*	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal executive officer

32.1*	Section 1350 Certification of principal executive officer

101	Includes the following financial and related information from YCQH Agricultural Technology Co. Ltd’s Quarterly Report on Form 10-Q as of and for the quarter ended September 30, 2024, formatted in Inline Extensible Business Reporting Language (iXBRL): (1) the Consolidated Balance Sheets, (2) the Consolidated Statements of Income, (3) the Consolidated Statements of Comprehensive Income, (4) the Consolidated Statements of Changes in Stockholders’ Equity, (5) the Consolidated Statements of Cash Flows, and (6) Notes to Consolidated Financial Statements.

104	The cover page from this Quarterly Report on Form 10-Q, formatted in Inline XBRL.

* These exhibits are filed or furnished with this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

YCQH Agricultural Technology Co. Ltd (Registrant)

Date: November 18, 2024	By:	/s/ Wang Min
	Name:	Wang Min
Title:

Chief Executive Officer, President, Secretary, Treasurer, and Director

(signing on behalf of the Registrant and as a Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer of the Registrant)

