Form 10-K
period 2024-12-31
Intelligent Hotel Group Ltd.
filed 2025-07-17
CIK 1794276

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended December 31, 2024

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number 333-252500

Intelligent Hotel Group Ltd

(Exact name of registrant issuer as specified in its charter)

Nevada	61-1948707
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

No. 188 and No. 5, East Beizhan Road,
Shapingba District, Chongqing, China	404100
(Address of Principal Executive Offices)	(Zip Code)

No. 188 and No. 5, East Beizhan Road

Shapingba District, Chongqing, China 404100

(Address of principal executive offices, including zip code)

(+86) 15016720830

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

Yes ☐ No ☒

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

Yes ☐ No ☒

The aggregate market value of the registrant’s common stock, par value $0.0001 per share, held by non-affiliates of the registrant, as computed by reference to the price at which the common equity was last sold as of June 28, 2024, was approximately $51.4 million. Shares of voting stock held by executive officers, directors, holders owning more than 10% of the outstanding voting stock, and stockholders affiliated with a director or an executive officer have been excluded from this calculation because such persons may be deemed to be affiliates. Exclusion of such shares should not be construed to indicate that any of such persons possesses the power, direct or indirect, to control the Registrant, or that any such person is controlled by or under common control with the Registrant.

The number of the registrant’s shares of common stock, $0.0001 par value per share, outstanding on July 17, 2025 was 101,400,000.

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

Use of Defined Terms

Except as otherwise indicated by the context, references in this Report to:

●	The “Company,” “we,” “us,” “our,” or “YCQH” are references to Intelligent Hotel Group Ltd, formally known as YCQH Agricultural Technology Co. Ltd, a Nevada corporation.

●	“Common Stock” refers to the common stock, par value $0.0001, of the Company;

●	“U.S. dollar,” “$” and “US$” refer to the legal currency of the United States;

●	“Securities Act” refers to the Securities Act of 1933, as amended; and

●	“Exchange Act” refers to the Securities Exchange Act of 1934, as amended.

PART I

ITEM 1. BUSINESS

Overview

Intelligent Hotel Group Ltd, formerly known as YCQH Agricultural Technology Co., Ltd, was incorporated under the laws of the State of Nevada on October 15, 2019. On May 6, 2025, the Company filed a Certificate of Amendment with the Nevada Secretary of State to change its name to Intelligent Hotel Group Ltd (the “Name Change”), which was previously approved by the Board of Directors on April 15, 2025. To reflect the Name Change, the Board approved a corresponding amendment to the Company’s bylaws on May 7, 2025.

The Company originally operated in the bio-carbon-based fertilizer (“BCBF”) trading business, sourcing products directly from producers in China and selling them to customers primarily located in the People’s Republic of China. The Company did not own or operate any production facilities or manufacturing equipment for BCBF products. On July 25, 2022, the Company ventures into online retailing business through e-commerce platform, retailing a series of daily use products covering from healthcare products, cosmetic products, fashion products, household products and so forth. On April 19, 2023, the Company ventures into beauty products trading business which includes retail sale to customer mainly based in People Republic of China, sourcing directly from producers in China.

As of the date of this report, the Company has ceased all operations related to the BCBF, online retailing business, and beauty products trading business. In light of this transition, the Company is actively evaluating potential acquisition targets and strategic business opportunities in order to identify a new direction that aligns with its long-term growth objectives. The Company’s current strategy is to reposition itself by identifying and acquiring or partnering with a target business that offers sustainable value and future expansion potential.

Organizational Structure

The Company was incorporated under the laws of the State of Nevada on October 15, 2019. On October 15, 2019, the Company issued 100,000 shares of restricted common stock, par value $0.0001 per share, to Ms. Wang Min, the Company’s founding officer and director, for a total consideration of $10. Ms. Wang Min serves as our Chief Executive Officer, President, Secretary, Treasurer and Director. On November 28, 2019, the Company issued an additional 49,900,000 restricted common stock, par value $0.0001 per share, to Ms. Wang for $4,990. On January 1, 2020, the Company issued a total of 40,000,000 restricted shares to ten non-U.S. shareholders (4,000,000 shares each) at a price of $0.001 per share, raising an aggregate of $40,000 in working capital. In regards to all of the above transactions we claim an exemption from registration afforded by Section 4a(2) and/or Regulation S of the Securities Act of 1933, as amended (“Regulation S”) due to the fact that all sales of stock were made to non-U.S. persons (as defined under Rule 902 section (k)(2)(i) of Regulation S), pursuant to offshore transactions, and no directed selling efforts were made in the United States by the issuer, a distributor, any of their respective affiliates, or any person acting on behalf of any of the foregoing.

On December 16, 2019, the Company acquired 100% of YCQH Holding Limited, herein referred as “YCQH Seychelles,” a company incorporated in the Republic of Seychelles, from Ms. Wang Min, in consideration of $1. On the same day, YCQH Seychelles acquired YCQH Agricultural Technology Co. Limited, a company incorporated in Hong Kong, herein referred as the “YCQH HK,” from Ms. Wang Min in consideration of HKD100 (equivalent to approximately $13).

On December 10, 2019, YCQH HK incorporated YCWB Agricultural Technology Co. Limited, a wholly foreign owned enterprise, in SiChuan Province, China, herein referred as “YCWB,” with Ms. Wang Min as the legal representative.

On June 15, 2020, the Company, through subsidiary YCWB, acquired SCQC Agricultural Co. Limited., herein referred as “SCQC,” a company incorporated in SiChuan Province, China for a consideration of CNY 1,169,996 (approximately $165,605) with a carrying value on the book of CNY 1,168,554 (approximately $165,401) from a third party.

On April 19, 2023, the Company, through subsidiary YCWB Agricultural Technology Co. Limited, incorporated XMYC Trading Co. Limited, a company incorporated in XiaMen City, China with an investment capital of CNY 500,000 (approximately $68,931).

On September 25, 2023, the Company, through subsidiary YCWB Agricultural Technology Co. Limited, disposed XMYC Trading Co. Limited, with a consideration of CNY 0.1 (approximately $0.01). After the disposal of XMYC, the Company continued to operate the beauty products trading business through YCWB for a period thereafter. As of the date of this report, the Company has ceased all activities in the online retail and beauty trading sectors.

On April 17, 2025, YCWB entered into a definitive equity transfer agreement (the “Disposal Agreement”) with Chenjiang Zhang, an independent third party, pursuant to which YCWB agreed to sell all of its equity interest in SCQC. The Board of Directors of the Company reviewed and approved the Disposal Agreement and the proposed transaction on April 17, 2025. On April 28, 2025, the Company completed the disposition of SCQC. SCQC was previously engaged in business segments that the Company has determined are no longer consistent with its long-term development strategy. The decision to dispose of SCQC was made as part of the Company’s strategic plan to streamline operations and focus on other business activities.

Below is a list of our subsidiaries as of the date of this report:

Company name	Place/date of incorporation	Principal activities
YCQH Holding Limited (“YCQH Seychelles”)	Seychelles / October 11, 2019	Investment holding

YCQH Agricultural Technology Co. Limited (“YCQH HK”)	Hong Kong / October 10, 2019	Investment holding

YCWB Agricultural Technology Co. Limited (“YCWB”)	SiChuan Province, China /December 10, 2019	Operates in BCBF trading business, online business through e-commerce platforms, and beauty products trading business

As of the date of this report, our corporate structure is as follows:

On November 30, 2024, the Company entered into a Securities Transfer Agreement (the “Agreement”) with Ms. Wang Min (the “Seller”), the largest shareholder of the Company, and Ms. Yin Yixuan (the “Buyer”), a non-U.S. person. Pursuant to the terms of the Agreement, the Seller agreed to sell, and the Buyer agreed to purchase, an aggregate of 47,000,000 shares of common stock (the “Shares”) for a total purchase price of $1,094,400. No directed selling efforts were made in the United States by the Company, the Seller, or any person acting on behalf of any of the foregoing. The Board of Directors approved the Agreement on November 25, 2024, and on the same date, adopted resolutions appointing the Buyer as the Company’s Director and Chief Executive Officer, effective November 30, 2024. In connection with updated terms and mutual agreement of the parties, the Company, the Seller, and the Buyer subsequently entered into an Amendment to the Securities Transfer Agreement, dated June 24, 2025 (the “Amendment”). The Amendment modified certain key terms of the Agreement, including but not limited to adjustments to the purchase price, the closing schedule, and the mechanics for share transfer.

On November 25, 2024, Ms. Wang notified the Board of her decision to resign, and the Board accepted her resignation.On November 30, 2024, Ms. Wang Min resigned from all positions at the Company, including her roles as a director on the Board of Directors and as the Chief Executive Officer. Ms. Yin Yixuan was appointed as a director and as Chief Executive Officer of the Company and therefore assumed control of the Company’s management and governance as Director and CEO pursuant to the Board resolutions adopted in November 2024.

Our Business

The Company identified an opportunity in wholesaling and retailing high-quality, sustainable, and environmentally friendly BCBF. This fertilizer was known for improving crop yield while supporting environmental sustainability. The BCBF was sourced from a third-party supplier and produced through thermal decomposition of straw in a low-oxygen environment, a process that converts organic material into bio-carbon at relatively low temperatures. The Company did not operate any production facilities or maintain any manufacturing equipment related to BCBF.

Management believed that the product helped maintain soil fertility, enhance crop yields, and improve soil structure, water retention, and nutrient efficiency. The BCBF also contributed to balancing carbon and nitrogen levels, neutralizing soil pH, and creating favorable conditions for plant growth. The BCBF sold by the Company, produced through straw thermal decomposition, replaces the function of activated carbon. The combination of soil and BCBF is capable of absorbing and reducing pollution content such as heavy metals from agricultural residual wastes. Further, the combination of water and BCBF is capable of purifying water by producing carbohydrate and glucose, which could be absorbed by, and is conducive to the growth of, plants. Additionally, BCBF possesses outstanding water storage capacity, which can store up to 10 times the water content when compared to soil without BCBF, which in turn provides farmers greater flexibility during times of hardship such as a drought. The BCBF sold by the Company contained approximately 45% organic matter, 20% bio-charcoal, 10% humic acid, 5% NPK, and an effective microorganism count of 20 million per gram. The BCBF products were distributed through the Company’s wholly owned subsidiary, SCQC, which was later disposed in April 2025. As of the date of this report, the Company is no longer engaged in the BCBF trading business.

Bio-carbon-based-fertilizer, BCBF

On July 25, 2022, the Company expanded into the online retail business through an e-commerce platform, offering a range of consumer products including healthcare, cosmetics, fashion, and household goods. During our operation of the online retail business in 2024, we purchased goods directly from suppliers and then sold them to the users of the online retail platform, with the Company bearing the inventory risk of the goods.

On April 19, 2023, the Company ventures into beauty products trading business which includes retail sale to customer mainly based in People Republic of China, sourcing directly from producers in China. On September 25, 2023, the Company through subsidiary YCWB disposed XMYC Trading Co. Limited, with a consideration of CNY 0.1 (approximately $0.01). Despite the disposal of XMYC, the Company continued its beauty products trading operations through YCWB until April 2025.

Recent Developments

As of the date of this report, the Company is no longer engaged in any of its previous business segments.

The Company is actively formulating a diversified development strategy and plans to potentially enter multiple new industries such as hotel, cinema, green energy, and automotive by the end of 2025. Currently, Ms. Yin has reached agreements of intent with GIORGIO MORANDI hotel management company and several private cinema operators, exploring potential mergers or acquisitions opportunities. However, the Company has not yet executed formal contracts or made final commitments to these agreements, and the relevant plans still require approval from the board of directors. At the same time, Ms. Yin is also evaluating business opportunities in the green energy and automotive-related fields, such as automotive lubricants and renewable energy fuels, but no agreements or binding commitments have been reached yet. Any detailed plans or proposals arising from these explorations will be evaluated and approved by the Board.

The transition away from our historical operations means we currently lack a stable revenue-generating business. As a result, we may require substantial capital to support due diligence efforts, fund potential acquisitions, cover ongoing operating expenses, and establish the infrastructure and personnel needed to launch or integrate new businesses. See “ITEM 1A. RISK FACTORS - We may face challenges in executing its business plan if it cannot secure adequate capital and may be compelled to incur high capital costs.”

Competition

The competitive environment of China’s fertilizer industry is very tense despite its market size. The Company competes with other manufacturers, distributors, wholesalers that possess significantly greater financial and non-financial resources, manufacturing capacity, well established business models and distribution channels and branding.

The online consumer goods and beauty products markets in China are intensely competitive and price-sensitive. For our online retail business, our operations were conducted primarily as a third-party seller on established e-commerce platforms in the PRC that host thousands of sellers offering similar products. As such, we faced significant competition not only from major national and international brands, but also from numerous small and medium-sized merchants operating within the same ecosystem. In addition, our position as a third-party seller limited our ability to differentiate our offerings, as we relied on the infrastructure, algorithms, and policies of the underlying platforms for visibility, traffic, and transaction processing. As we sourced our products directly from third-party manufacturers and did not maintain our own inventory or engage in private labeling, we were limited in our ability to build a distinctive brand identity or customer base. Our competitors included both brand owners and large-scale distributors who typically have greater control over supply chains, marketing budgets, product pricing, and brand development.

Employees

The Company has 5 employees. Three of them work on a full-time basis. Additionally, the Company maintains mandatory social security for pensions, medical, unemployment, work-related injury and maternity insurance. The Company segregates individual employees in accordance to function as displayed below:

Functions	Number of Employees
Management	1
Sales, Marketing, and After Sales Service	2
Accounting, Finance, and Internal Operation	2
Total	5

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item. Despite the fact that we are not required to provide risk factors, we consider the following factors to be risks to our continued growth and development:

We may face challenges in executing its business plan if it cannot secure adequate capital and may be compelled to incur high capital costs.

Our ability to successfully identify, acquire, and develop new business opportunities depends significantly on our access to sufficient capital. As of the date of this report, we are no longer engaged in our previous business segments, including the wholesale and retail of BCBF, online sales of consumer goods through e-commerce platforms, and trading of beauty products. We have exited these lines of business and are actively evaluating new strategic directions, including potential acquisitions.

The transition away from our historical operations means we currently lack a stable revenue-generating business. As a result, we may require substantial capital to support due diligence efforts, fund potential acquisitions, cover ongoing operating expenses, and establish the infrastructure and personnel needed to launch or integrate new businesses. Re-entering a product-driven or distribution-based business would likely require investment in logistics, marketing, and supply chain relationships. Similarly, restarting or expanding an e-commerce or consumer-facing business would necessitate upfront spending on technology, platform development, customer acquisition, and supplier coordination. If we are unable to secure adequate financing on commercially reasonable terms, we may be forced to delay, modify, or abandon elements of our business plan. In particular, insufficient capital could prevent us from completing acquisitions we are currently evaluating or responding to time-sensitive opportunities.

Moreover, if financing is only available at a high cost or with unfavorable terms, it could adversely impact our financial condition and strategic flexibility. For example, raising capital through equity issuances may dilute the interests of our existing shareholders, while debt financing could increase our leverage and financial risk.

Our ability to obtain additional capital is subject to a number of uncertainties, including investor sentiment, market conditions, our financial performance, and the perceived viability of our future business plans. There is no assurance that we will be able to raise sufficient funding on acceptable terms or at all, which could materially and adversely affect our ability to pursue and implement our long-term growth strategy.

Our operational performance and financial results may be adversely impacted by prevailing global market and economic conditions, including ongoing geopolitical instability in various regions.

Our business, financial condition, and results of operations may be materially affected by global economic and market conditions beyond our control. Factors such as rising inflation, interest rate volatility, fluctuations in currency exchange rates, disruptions in global supply chains, and labor market constraints can impact the availability and cost of capital, investor sentiment, and the valuation of potential acquisition targets. In particular, continued geopolitical instability in regions such as Eastern Europe, the Middle East, and East Asia may lead to heightened market uncertainty, increased commodity and transportation costs, and shifts in regulatory or trade policies that could disrupt business operations globally.

These macroeconomic and geopolitical factors may also reduce the availability of viable business opportunities or affect the performance of any business we acquire. Furthermore, investor risk appetite and access to funding may decline during periods of market stress, directly impacting our ability to raise capital or execute our strategic plans. If such adverse conditions persist or worsen, our ability to identify, finance, or operate new business ventures could be significantly impaired.

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

As of December 31, 2024, the Company has not identified any cybersecurity threats, including previous incidents, that have materially impacted our business strategy, results of operations, or financial condition. This assertion signifies our diligent efforts in managing and mitigating cybersecurity risks, contributing to the stability and continuity of our operations.

ITEM 2. PROPERTIES

Our office is located at No. 188 and No. 5, East Beizhan Road, Shapingba District, Chongqing, China 404100. This space is leased by Chongqing Jiushengguang Enterprise Management Consulting Co., LTD. (“Chongqing Jiushengguang”), which is controlled by our manager, Mr. Zhu Peiyuan, and is provided to us free of charge through our indirect wholly owned subsidiary SCQC Agriculture Co. Limited since June 21, 2024. We believe that our current facilities are adequate to meet our immediate operational needs, and that suitable additional space will be available if expansion becomes necessary. Please refer to Note 10 for the details of the lease.

ITEM 3. LEGAL PROCEEDINGS

SCQC was involved in a legal dispute with Sichuan Aima Ke’er Biotechnology Group Co. (“Sichuan Aima”) regarding a cooperative agreement that was entered by both parties on June 7, 2022. This agreement was intended to support the business expansion of SCQC and outlined mutual obligations for collaboration over a two-year period, set to expire on June 6, 2024. In January 2023, SCQC transferred RMB1,000,000 (approximately $139,113) to Sichuan Aima as an advance payment for the cooperative arrangement under the agreement. However, negotiations in March 2023 were unproductive, leading both parties to terminate the cooperation. Sichuan Aima provided partial compensation to SCQC by offsetting the outstanding amount with goods of equivalent value at RMB466,637 (approximately $64,915). SCQC is now pursuing the recovery of the remaining balance of RMB533,363 (approximately $74,198). On April 29, 2025, SCQC received a summons from the People’s Court of Sichuan Pilot Free Trade Zone notifying SCQC to hold a court hearing on July 9, 2025, case number: (2025) Chuan 0193 Min Chu 6553. As of the date of this report, the case remains pending and no settlement has been reached.

In April 2025, SCQC was disposed of and is no longer an indirect subsidiary of the Company. While the Company continues to monitor the dispute due to its historical involvement, the outcome is not expected to have a material adverse impact on the Company’s financial condition or results of operations.

Except as disclosed above, as of the date hereof, we are not aware of any material pending legal proceedings to which we or any of our subsidiaries are a party, or in which any of our property is the subject. There are no proceedings in which any of our directors, executive officers, affiliates, or any registered or beneficial shareholders is an adverse party or has a material interest that is adverse to our interests. From time to time, we may be subject to claims, legal actions, and regulatory proceedings arising in the ordinary course of business.

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

Fiscal Year 2024	High Bid	Low Bid
First Quarter	$1.01	$0.26
Second Quarter	$0.60	$0.30
Third Quarter	$1.00	$0.25
Fourth Quarter	$1.01	$0.20

Fiscal Year 2023	High Bid	Low Bid
First Quarter	$1.25	$0.20
Second Quarter	$0.20	$0.20
Third Quarter	$0.20	$0.10
Fourth Quarter	$0.15	$0.10

Dividend

No cash dividends were paid on our shares of common stock during the fiscal year ended December 31, 2024 and 2023. We have not paid any cash dividends since our inception on October 15, 2019 and we currently have no plans to pay such dividends. Our board of directors currently intends to retain all earnings for use in the business for the foreseeable future.

Holders

The Company has issued and outstanding common shares of 101,400,000 common shares with 180 shareholders as of December 31, 2024. There are no outstanding options or warrants or securities that are convertible into shares of common stock.

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

Recent Sales of Unregistered Securities

The Company has not sold equity securities during the period covered by the report that were not registered under the Securities Act.

Purchases of Equity Securities by the Registrant and Affiliated Purchasers

We have not repurchased any shares of our common stock during the fiscal year ended December 31, 2024.

Other Stockholder Matters

None.

ITEM 6. RESERVED

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations for the fiscal year ended December 31, 2024 should be read in conjunction with our Financial Statements and corresponding notes to those financial statements that are included in this Annual Report on Form 10-K. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations, and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Risk Factors and Special Note Regarding Forward-Looking Statements in this report. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” “target”, “forecast” and similar expressions to identify forward-looking statements.

Company Overview

Intelligent Hotel Group Ltd, formerly known as YCQH Agricultural Technology Co., Ltd, was incorporated under the laws of the State of Nevada on October 15, 2019. The Company operated in several business segments, including the wholesale and retail of BCBF, online sales of consumer goods, and trading of beauty products.

Its BCBF business was conducted through a wholly owned subsidiary, SCQC, and involved sourcing environmentally friendly fertilizer from third-party suppliers. The product was manufactured using thermal decomposition of straw in a low-oxygen environment and promoted for its ability to improve soil fertility, increase crop yield, and enhance water retention. The Company did not own or operate any production facilities or equipment related to BCBF. SCQC was disposed of in April 2025, and the Company no longer engaged in this line of business since then.

On July 25, 2022, the Company entered the online retail space by offering a range of consumer goods including healthcare, cosmetics, fashion, and household products on third-party e-commerce platforms in the PRC. During our operation of the online retail business in 2024, we purchased goods directly from suppliers and then sold them to the users of the online retail platform, with the Company bearing the inventory risk of the goods.

On April 19, 2023, the Company expanded into beauty product trading, focusing on retail sales to customers in the PRC with goods sourced directly from local manufacturers. On September 25, 2023, the Company, through its subsidiary YCWB disposed of XMYC Trading Co., Limited, which had been involved in the beauty trading business. Despite the disposal, the Company continued to operate the beauty product segment through YCWB for a period thereafter. As of the date of this report, the Company has ceased all activities in the online retail and beauty trading sectors.

Following its exit from these historical business lines, the Company is actively exploring new strategic directions and evaluating acquisition and investment opportunities across several industries. These efforts are intended to realign the Company’s operations with long-term growth objectives.

Results of operations

Year ended December 31, 2024

For the years ended December 31, 2024 and 2023, the Company has generated a revenue of $246,466 and $510,235, respectively. Breakdown of revenue as following:

	Years ended December 31
	2024	2023
BCBF Business Sales Revenue	$17	$57,803
Percentage towards Total Revenue	0%	11%

Online Business Revenue without inventory risk	$-	$90,471
Online Business Revenue with inventory risk	$246,449	$293,763
Total Online Business Revenue	$246,449	$384,234
Percentage towards Total Revenue	100%	75%

Beauty Products Business Revenue	-	$68,198
Percentage towards Total Revenue	-	14%
Total Revenue	$246,466	$510,235

BCBF Business Cost of Sales	$(6)	$(34,517)
Online Business Cost of Sales – with inventory risk	$(149,978)	$(29,966)
Beauty Products Business Cost of Sales	-	$(5,436)
Total Cost of Sales	$(149,984)	$(69,919)

BCBF Business Gross Profit	$11	$23,286
Online Business Gross Profit – without inventory risk	$-	$90,471
Online Business Gross Profit – with inventory risk	$96,471	$263,797
Beauty Products Business Gross Profit	$-	$62,762
Total Gross Profit	$96,482	$440,316

Gross Profit Margin	39%	86%

BCBF Business Gross Profit Margin	65%	40%
Online Business Gross Profit Margin	39%	92%
Beauty Products Business Gross Profit Margin	-	92%

For the year ended December 31, 2024, the BCBF trading business segment, the online retailing business segment and the beauty products trading business segment contributed 0%, 100% and 0% of the total revenue respectively.

Fiscal Years ended December 31, 2024 and 2023

The Company generated total revenue of $246,466 for the year ended December 31, 2024, a significant decrease of 52% compared to $510,235 for the year ended December 31, 2023 due to the Company’s decision to shut down its online business since April 30, 2024. The total revenue cost of the Company increased from $69,919 in 2023 to $149,984 in 2024, reflecting the rising cost burden of the online retail business. The gross profit declined to $96,482 in 2024 from $440,316 in 2023, and overall gross margin decreased from 86% to 39%.

BCBF Trading Business

Revenue from the BCBF trading business decreased significantly from $57,803 in 2023 to $17 in 2024. The Company has continued to operate in this business segment, but has not actively expanded the market.

Online Retail Business

Revenue from the online retail business declined significantly to $246,449 in 2024 from $384,234 in 2023, representing a 36% year-over-year decrease. The cost of revenue increased from $29,966 in 2023 to $149,978 in 2024, Among them, in 2024, there were inventory scrapping, inventory loss, and provision for inventory impairment, which increased the cost by $82,923. Gross margin dropped from 92% in 2023 to 39% in 2024, reflecting reduced pricing power, increased platform fees, and supplier costs in a competitive e-commerce environment.

Beauty Products Trading Business

Revenue from the beauty products trading business declined to $0 in 2024 from $68,198 in 2023, the Company withdrew from this market segment in April, 2024.

General and Administrative Expenses

The general and administrative expenses for the year ended December 31, 2024 and 2023 were $141,111 and $348,051 respectively, primarily related to salary and social contribution, lease expenses, travelling expenses, advertising expenses, audit fees and consultancy fees. Due to the reduction in personnel and rent, there has been a decrease in general and administrative expenses.

Selling and Distribution Expenses

Selling and distribution expenses were $2,452 for the year ended December 31, 2024, compared to $85,418 for the prior year, reflecting a significant year-over-year decrease of approximately 97%. These expenses were primarily associated with third-party storage fees related to the Company’s online and beauty product sales. The substantial reduction in 2024 was due to the sharp decline in sales activity and the discontinuation of inventory-handling operations as the Company moved away from its overall product distribution activities.

Operating Loss

As a result of the significant drop in revenue and gross profit, partially offset by reductions in general and administrative expenses, the Company recorded an operating loss of $47,081 for the year ended December 31, 2024. This compares to an operating income of $6,847 for the year ended December 31, 2023. The decline in operating performance primarily reflects the substantial contraction across all former business segments and the resulting decrease in revenue-generating activities.

Liquidity and Capital Resources

Years ended December 31, 2024 and 2023

Cash Used In Operating Activities

For the year ended December 31, 2024, the Company used $116,070 in operating activity, of which primarily consist of decrease in inventories, decrease in prepayment, deposits and other receivables, decrease in other payables and accrued liabilities.

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

Cash Used In Investing Activities

For the year ended December 31, 2024, the Company did not have any investing activities affecting cash position.

For the year ended December 31, 2023, the Company did not have any investing activities affecting cash position.

Cash Provided by Financing Activities

For the year ended December 31, 2024, the Company realized cash provided by financing activity in the amount of $53,016, of which consist of advance from director.

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

The amount of cash denominated in RMB is approximately CNY209,092 (Equivalent to USD29,087) as of December 31, 2024.

Off-balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders as of December 31, 2024.

Contractual Obligations

As a smaller reporting company, we are not required to provide the aforementioned information.

Critical Accounting Policies

Revenue Recognition

The Company generates two streams of revenue.

The first stream of revenue is generated through sale of goods, primarily BCBF and beauty products. Revenue is recognized when a customer obtains control of promised goods or services and is recognized in an amount that reflects the consideration that the Company expects to receive in exchange for those goods or services. In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The amount of revenue that is recorded reflects the consideration that the Company expects to receive in exchange for those goods and services. The Company applies the following five-step model in order to determine this amount:

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

We purchased stock from several suppliers and outsourced inventory warehouse to a few suppliers. We bear the inventory risk, and therefore we are the primary responsible party in this regard. Similar to previous operations, contracts are formed when customers place orders in the app, and the performance obligation remains unchanged. Revenue recognition continues to be based on the point in time when customers assume control and legal ownership of the purchased products, without deducting any associated costs, as this reflects the normal transactional relationship between seller and buyer. We recognize revenue when customers take control and legal ownership of the purchased products.

From the quarter four of 2023 onwards, the company continue operate as sales income from BCBF and online retailing business with and without inventory risk. to fulfill such purposes. As such, revenue is being recognized on net basis, i.e. gross revenue received from customer deduct the cost of purchase to supplier.

Besides, after adopting ASC 606-10-55-42, we offer our customers an option, allowing them to receive a 54% cash back from the purchase of “Yao Cheng Duo” products in 2024, and a 44% cash back in 2023. Therefore, the 54% cash back in 2024 and the 44% cash back in 2023 are substantive rights, and we offset the cash back portion against the revenue instead of recognizing the entire purchase amount as revenue.

Going Concern Uncertainties

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company suffered a loss of $59,275 for the year ended December 31, 2024 resulting in accumulated deficit of $439,273 and a working capital deficit of $281,771.

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

Recent accounting pronouncements

In August 2020, the FASB issued ASU 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”). ASU 2020-06 aims to simplify the accounting for convertible instruments by reducing the number of accounting models for convertible debt instruments and convertible preferred stock. ASU 2020-06 also simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity and amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. Early adoption is permitted for fiscal years beginning after December 15, 2020. For SEC filers, excluding smaller reporting companies, ASU 2020-06 is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. For all other entities, ASU 2020-06 is effective for fiscal years beginning after December 15, 2023, including interim periods therein. The adoption of the new guidance, effective January 1, 2024, did not have an impact on the financial condition, results of operations, cash flows and disclosures of the Company.

The Company reviews new accounting standards as issued. Management has not identified any other new standards that it believes will have a significant impact on the Company’s consolidated financial statements.

Restatement of Interim Financial Statements

The Company restated its previously issued unaudited condensed consolidated financial statements for the first, second, and third quarters of fiscal year 2024, primarily to correct the timing of recognition of certain revenues, costs and expenses.

The Company reduced its operating profit before income tax by $48,619 for the three months ended March 31, 2024, and correspondingly increased it by $48,619 for the three months ended June 30, 2024. The restatements had no impact on the Company’s consolidated full-year net income, financial position, or cash flows for the year ended December 31, 2024. Please refer to Note. 14.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable to smaller reporting companies.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Intelligent Hotel Group Ltd

(Formally known as YCQH AGRICULTURAL TECHNOLOGY CO. LTD)

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

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

Singapore

April 16, 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors

Intelligent Hotel Group Ltd (FKA: YCQH Agricultural Technology Co. Ltd.)

Chongqing, China

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Intelligent Hotel Group Ltd (FKA: YCQH Agricultural Technology Co. Ltd.) (the “Company”) as of December 31, 2024, the related consolidated statements of operations and comprehensive loss, stockholders’ deficit, and cash flows for the year then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt About the Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 4 to the consolidated financial statements, for the year ended December 31, 2024, the Company incurred a net loss of $59,275. Additionally, the Company had an accumulated deficit of $439,273 and a working capital deficit of $281,771 as of December 31, 2024. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The accompanying financial statements have been prepared on the assumption that the Company will continue as a going concern. As disclosed in Note 4, the Company has experienced operating losses, an accumulated deficit, and a net capital deficiency, raising substantial doubt about its ability to continue as a going concern. Management’s evaluation of the events and conditions and management’s plans regarding these matters are also described in Note 4. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our opinion is not modified with respect to this matter.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matter

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the board of directors and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgements. We determined that there are no critical audit matters.

/s/ Simon & Edward, LLP

We have served as the Company’s auditor since 2024.

Rowland Heights, CA

July 17, 2025

Intelligent Hotel Group Ltd

(Formally known as YCQH AGRICULTURAL TECHNOLOGY CO. LTD)

AUDITED CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2024 AND 2023

(Currency expressed in United States Dollars (“US$”), except for number of shares or otherwise stated)

	As of December 31, 2024	As of December 31, 2023

ASSETS
Current assets
Cash and cash equivalents	$29,825	$95,938
Inventories	24,178	113,688
Prepayment, deposits and other receivables	82,276	132,747
Total current assets	136,279	342,373

Non-current Assets
Right-of-use assets, net	$-	$34,954
Total non-current assets	-	34,954

TOTAL ASSETS	$136,279	$377,327

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Trade payables	$-	$12,597
Other payables and accrued liabilities	4,480	32,242
Deferred revenue	161	14,782
Amount due to related party	413,409	501,890
Lease liability – current portion	-	34,954
Total current liabilities	$418,050	$596,465

Non-current liabilities
Lease liability – non-current portion	$-	$-
Total non-current liabilities	-	-

TOTAL LIABILITIES	$418,050	$596,465

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.0001 par value; 200,000,000 shares authorized; 0 issued and outstanding
Common stock, $0.0001 par value; 800,000,000 shares authorized; 101,400,000 shares and 101,400,000 shares of common stock issued and outstanding as of December 31, 2024 and 2023, respectively	$10,140	$10,140
Additional paid-in capital	148,860	148,860
Accumulated other comprehensive income	(1,498)	1,860
Accumulated deficit	(439,273)	(379,998)

TOTAL STOCKHOLDERS’ DEFICIT	$(281,771)	$(219,138)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$136,279	$377,327

See accompanying notes to consolidated financial statements.

Intelligent Hotel Group Ltd

(Formally known as YCQH AGRICULTURAL TECHNOLOGY CO. LTD)

AUDITED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME/(LOSS)

FOR YEARS ENDED DECEMBER 31, 2024 AND 2023

(Currency expressed in United States Dollars (“US$”), except for number of shares or otherwise stated)

	Year ended December 31, 2024	Year ended December 31, 2023

REVENUE	246,466	$510,235

COST OF REVENUE	(149,984)	(69,919)

GROSS PROFIT	96,482	$440,316

OPERATING EXPENSES
Selling and distribution	(2,452)	(85,418)
General and administrative	(141,111)	(348,051)

INCOME/(LOSS) FROM OPERATION BEFORE INCOME TAX	(47,081)	6,847

OTHER INCOME/(EXPENSE)
Other income (expense)	(4,623)
Gain on disposal of subsidiary		3,286
Interest income	94	94

INCOME/(LOSS) BEFORE INCOME TAX	(51,610)	10,227

INCOME TAX EXPENSES	(7,665)	(238)

NET INCOME/(LOSS)	(59,275)	9,989

Other comprehensive loss:
- Foreign currency translation loss	(3,358)	(6,009)

TOTAL COMPREHENSIVE INCOME/(LOSS)	(62,633)	3,980

NET LOSS PER SHARE, BASIC AND DILUTED	0.00	0.00

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED	101,400,000	101,400,000

See accompanying notes to consolidated financial statements.

Intelligent Hotel Group Ltd

(Formally known as YCQH AGRICULTURAL TECHNOLOGY CO. LTD)

AUDITED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ DEFICIT

FOR YEARS ENDED DECEMBER 31, 2024 AND 2023

(Currency expressed in United States Dollars (“US$”), except for number of shares or otherwise stated)

	COMMON STOCK				ACCUMULATED
	NUMBER OF SHARES	AMOUNT	ADDITIONAL PAID-IN CAPITAL	ACCUMULATED DEFICIT	OTHER COMPREHENSIVE INCOME	TOTAL STOCKHOLDERS’ (DEFICIT)
Balance as of December 31, 2022	101,400,000	$10,140	$148,860	$(389,987)	$7,869	$(223,118)
Net income for the year	-	-	-	9,989	-	9,989
Foreign currency translation	-	-	-	-	(6,009)	(6,009)
Balance as of December 31, 2023	101,400,000	$10,140	$148,860	$(379,998)	$1,860	$(219,138)
Net income for the year	-	-	-	$(59,275)	-	$(59,275)
Foreign currency translation	-	-	-	-	$(3,358)	$(3,358)
Balance as of December 31, 2024	101,400,000	$10,140	$148,860	$(439,273)	$(1,498)	$(281,771)

See accompanying notes to consolidated financial statements

Intelligent Hotel Group Ltd

(Formally known as YCQH AGRICULTURAL TECHNOLOGY CO. LTD)

AUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR YEARS ENDED DECEMBER 31, 2024 AND 2023

(Currency expressed in United States Dollars (“US$”), except for number of shares or otherwise stated)

	Year Ended December 31, 2024	Year Ended December 31, 2023

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income/(loss)	$(59,275)	$9,989

Adjustments to reconcile net profit to net cash used in operating activities:
Amortization		$38,939

Changes in operating assets and liabilities:
Inventories	$88,954	$(53,805)
Prepayment, deposits and other receivables	$(90,900)	$(119,084)
Other payables and accrued liabilities	$(27,708)	$(62,192)
Deferred revenue		$(119,843)
Change in lease liability		$(39,278)
Account payables	$(12,563)	$12,474
Receipt in advance	$(14,578)	$14,645

Net cash (used in)/provided by operating activities	$(116,070)	$(318,155)

CASH FLOWS FROM FINANCING ACTIVITIES:
Amount due to related party	$53,016	$179,956

Net cash provided by financing activities	$53,016	$179,956

Effect of exchange rate changes on cash and cash equivalents	$(3,059)	$1,431

Net (decrease)/increase in cash and cash equivalents	$(66,113)	$(136,768)
Cash and cash equivalents, beginning of year	$95,938	$232,706

CASH AND CASH EQUIVALENTS, END OF YEAR	$29,825	$95,938

SUPPLEMENTAL CASH FLOWS INFORMATION
Cash paid for income taxes	$1,305	$-
Cash paid for interest paid	-	-

Non-cash Transactions of Operating and Financing Activities
Other receivable and prepayments offset by loans from related party	$140,181

See accompanying notes to consolidated financial statements.

Intelligent Hotel Group Ltd

(Formally known as YCQH AGRICULTURAL TECHNOLOGY CO. LTD)

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR YEARS ENDED DECEMBER 31, 2024 AND 2023

(Currency expressed in United States Dollars (“US$”), except for number of shares or otherwise stated)

1. ORGANIZATION AND BUSINESS BACKGROUND

Intelligent Hotel Group Ltd, formerly known as YCQH Agricultural Technology Co., Ltd, was incorporated under the laws of the State of Nevada on October 15, 2019. On May 6, 2025, the Company filed a Certificate of Amendment with the Nevada Secretary of State to change its name to Intelligent Hotel Group Ltd (the “Name Change”), which was previously approved by the Board of Directors on April 15, 2025. To reflect the Name Change, the Board approved a corresponding amendment to the Company’s bylaws on May 7, 2025.

The Company originally operated in the bio-carbon-based fertilizer (“BCBF”) trading business, sourcing products directly from producers in China and selling them to customers primarily located in the People’s Republic of China. The Company did not own or operate any production facilities or manufacturing equipment for BCBF products. On July 25, 2022, the Company ventures into online retailing business through e-commerce platform, retailing a series of daily use products covering from healthcare products, cosmetic products, fashion products, household products and so forth. On April 19, 2023, the Company ventures into beauty products trading business which includes retail sale to customer mainly based in People Republic of China, sourcing directly from producers in China. As of the date of this report, the Company has ceased all operations related to the BCBF, online retailing business, and beauty products trading business. In light of this transition, the Company is actively evaluating potential acquisition targets and strategic business opportunities in order to identify a new direction that aligns with its long-term growth objectives.

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

On June 15, 2020, the Company, through subsidiary YCWB Agricultural Technology Co. Limited, acquired SCQC Agriculture Co. Limited, a company incorporated in SiChuan Province, China for a consideration of CNY 1,169,996 (approximately $165,605) with carrying value on book of CNY 1,168,554 (approximately $165,401) from third party. The premium was accounted as expense for the year ended December 31, 2020.

On April 19, 2023, the Company, through subsidiary YCWB Agricultural Technology Co. Limited, incorporated XMYC Trading Co. Limited, a company incorporated in XiaMen City, China with an investment capital of CNY 500,000 (approximately $68,931).

On September 25, 2023, the Company, through subsidiary YCWB Agricultural Technology Co. Limited, disposed XMYC Trading Co. Limited, with a consideration of CNY 0.1 (approximately $0.01). After the disposal of XMYC, the Company continued to operate the beauty products trading business through YCWB.

On April 17, 2025, YCWB entered into a definitive equity transfer agreement (the “Disposal Agreement”) with Chenjiang Zhang, an independent third party, pursuant to which YCWB agreed to sell all of its equity interest in SCQC. The Board of Directors of the Company reviewed and approved the Disposal Agreement and the proposed transaction on April 17, 2025. On April 28, 2025, the Company completed the disposition of SCQC. SCQC was previously engaged in business segments that the Company has determined are no longer consistent with its long-term development strategy. The decision to dispose of SCQC was made as part of the Company’s strategic plan to streamline operations and focus on core business activities.

Below is a list of subsidiaries as of the date of this report:

Company name	Place/date of incorporation	Principal activities
YCQH Holding Limited (“YCQH Seychelles”)	Seychelles / October 11, 2019	Investment holding

YCQH Agricultural Technology Co. Limited (“YCQH HK”)	Hong Kong / October 10, 2019	Investment holding

YCWB Agricultural Technology Co. Limited (“YCWB”)	SiChuan Province, China / December 10, 2019	Operates in BCBF trading business, online business through e-commerce platforms, and beauty products trading business

On November 30, 2024, the Company entered into a Securities Transfer Agreement (the “Agreement”) with Ms. Wang Min (the “Seller”), the largest shareholder of the Company, and Ms. Yin Yixuan (the “Buyer”). Pursuant to the terms of the Agreement, the Seller agreed to sell, and the Buyer agreed to purchase, an aggregate of 47,000,000 shares of common stock (the “Shares”) for a total purchase price of $1,094,400. The Board of Directors approved the Agreement on November 25, 2024, and on the same date, adopted resolutions appointing the Buyer as the Company’s Director and Chief Executive Officer, effective November 30, 2024. In connection with updated terms and mutual agreement of the parties, the Company, the Seller, and the Buyer subsequently entered into an Amendment to the Securities Transfer Agreement, dated June 24, 2025 (the “Amendment”). The Amendment modified certain key terms of the Agreement, including but not limited to adjustments to the purchase price, the closing schedule, and the mechanics for share transfer.

On November 25, 2024, Ms. Wang notified the Board of her decision to resign, and the Board accepted her resignation.On November 30, 2024, Ms. Wang Min resigned from all positions at the Company, including her roles as a director on the Board of Directors and as the Chief Executive Officer. Ms. Yin Yixuan was appointed as a director and as Chief Executive Officer of the Company and therefore assumed control of the Company’s management and governance as Director and CEO pursuant to the Board resolutions adopted in November 2024.

The Company’s executive office is located at No. 188 and No. 5, East Beizhan Road, Shapingba District, Chongqing, China 404100.

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

Prepayment, Deposits and Other Receivables

Prepayments and deposits are mainly cash deposited or advance payments made to third parties for future purchases or future services such as rent or other general expenses. This amount is refundable and bears no interest. The Company will recognize an allowance account for doubtful accounts to the extent it is probable that a portion or all of a particular account will not be collected. Management reviews its prepayments and deposits on a regular basis to determine if the allowance is adequate and adjusts the allowance when necessary. The Company’s management continues to evaluate the reasonableness of the allowance policy and update it if necessary. No allowance for doubtful accounts was made for both years ended December 31, 2024 and 2023.

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

From June 21, 2024, the management of the Company uses part of the leased office space of Chongqing Jiushengguang Enterprise Management Consulting Co., LTD. free of charge. Please refer to Note 8 for the details of the lease.

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

We purchased stock from several suppliers and outsourced inventory warehouse to a few suppliers. We bear the inventory risk, and therefore we are the primary responsible party in this regard. Similar to previous operations, contracts are formed when customers place orders in the app, and the performance obligation remains unchanged. Revenue recognition continues to be based on the point in time when customers assume control and legal ownership of the purchased products, without deducting any associated costs, as this reflects the normal transactional relationship between seller and buyer. We recognize revenue when customers take control and legal ownership of the purchased products.

From the quarter four of 2023 onwards, the company continued operate as sales income from BCBF and online retailing business with and without inventory risk. Revenue of online retailing business without inventory risk is being recognized on net basis, i.e. gross revenue received from customer deduct the cost of purchase to supplier.

In compliance with ASC 606-10-55-42, the company offered customers a 54% cash back incentive when purchasing "Yao Cheng Duo" products, and a 44% cash back incentive in 2023. This substantial cash back is an important benefit for the customers. Therefore, the revenue from these transactions is reported as the net amount after deducting the cash back, rather than recognizing the entire purchase amount as revenue.

Deferred revenue

The Company’s accounting policy related to deferred revenue is to recognize revenue for performance obligations that have not yet been fulfilled. As of December 31, 2024 and 2023, the Company recognized amounts of $161 and $14,782 respectively. The deferred revenue is expected to be recognized as revenue within 12 months from the reporting period, as all unsatisfied performance obligations are expected to be completed within that timeframe.

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

Advertising costs

The Company’s accounting policy related to advertising costs for annual reporting purposes is to expense costs incurred in marketing events for example event venue fees, emcee fees and others, as of the first date the advertisements take place. All marketing expenditures are expensed in the annual period in which the expenditure is incurred. For the year ended December 31, 2024 and 2023, the Company incurred expenses in the amount of $0 for advertising and $10,851 respectively.

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

We purchased stock from several suppliers and outsourced inventory warehouse to a few suppliers. We bear the inventory risk, and therefore we are the primary responsible party in this regard. Our inventory is stored and managed at the facilities of third-party logistics providers. These arrangements involve contractual agreements outlining the terms of storage, handling, and distribution of our inventory. Besides, the third-party logistics providers are responsible for maintaining the quality and condition of the inventory in accordance with our specifications.

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

Translation of amounts from the local currencies of the Company into US$ has been made at the following exchange rates for the respective periods:

	For the year ended December 31, 2024	For the year ended December 31, 2023
Period-end HK$ : US$1 exchange rate	7.76	7.75
Period-end CNY¥ : US$1 exchange rate	7.19	7.01
Period-average HK$ : US$1 exchange rate	7.80	7.75
Period-average CNY¥ : US$1 exchange rate	7.12	7.08

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

Recently issued accounting pronouncements

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. Under this ASU, public entities must annually (1) disclose specific categories in the rate reconciliation and (2) provide additional information for reconciling items that meet a quantitative threshold (if the effect of those reconciling items is equal to or greater than five percent of the amount computed by multiplying pretax income or loss by the applicable statutory income tax rate). This ASU’s amendments are effective for all entities that are subject to Topic 740, Income Taxes, for annual periods beginning after December 15, 2024, with early adoption permitted. The Company does not expect the impact of the adoption of the guidance to be material on its financial statements.

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40) (“ASU 2024-03”). This update requires entities to include more detailed information about the types of expenses, including purchases of inventory, employee compensation, depreciation, amortization, and depletion, in commonly presented expense captions such as cost of sales, research and development, and selling, general and administrative expenses. ASU 2024-03 is effective for annual periods beginning after December 15, 2026, with early adoption permitted. The Company does not expect the impact of the adoption of the guidance to be material on its financial statements.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting: Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which focuses on improving reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. A public entity shall disclose for each reportable segment the significant expense categories and amounts that are regularly provided to the CODM and included in reported segment profit or loss. ASU 2023- 07 also requires public entities to provide in interim periods all disclosures about a reportable segment’s profit or loss and assets that are currently required annually. Entities are permitted to disclose more than one measure of a segment’s profit or loss if such measures are used by the CODM to allocate resources and assess performance, as long as at least one of those measures is determined in a way that is most consistent with the measurement principles used to measure the corresponding amounts in the consolidated financial statements. ASU 2023-07 is applied retrospectively to all periods presented in financial statements, unless it is impracticable. The Company adopted this standard in 2024 for annual period disclosures. See Note 13 “Segment Reporting” in the accompanying notes to the consolidated financial statements for further detail.

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

4. GOING CONCERN UNCERTAINTIES

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company incurred a net loss of $59,275 for the year ended December 31, 2024 resulting in accumulated deficit of $439,273 and a working capital deficit of $281,771.

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

5. INVENTORIES

As of December 31, 2024 and 2023, the Company’s inventories consist of following:

	As of December 31, 2024	As of December 31, 2023
Gross Garrying Amount of Inventory	$107,107	$113,688
Inventory Write-down	$(82,929)	-
Net Carrying Amount	$24,178	$113,688

6. PREPAYMENT, DEPOSITS AND OTHER RECEIVABLES

As of December 31, 2024 and 2023, the Company’s prepayment, deposits and other receivables consist of following:

	As of December 31, 2024	As of December 31, 2023
Deposits for Hong Kong Company Secretary	$13	$13
Rental Deposit & Prepayment		13,498
Supplier Deposit & Prepayment	6,093	717
Prepaid transfer agent fee and OTCIQ renewal		1,845
Prepayment- Sichuan Aima	74,198	106,864
Other payments	1,972	9,810
Total prepayment, deposits and other receivables	$82,276	$132,747

SCQC was involved in a legal dispute with Sichuan Aima Ke’er Biotechnology Group Co. (“Sichuan Aima”) regarding a cooperative agreement that was entered by both parties on June 7, 2022. This agreement was intended to support the business expansion of SCQC and outlined mutual obligations for collaboration over a two-year period, set to expire on June 6, 2024. In January 2023, SCQC transferred RMB1,000,000 (approximately $139,113) to Sichuan Aima as an advance payment for the cooperative arrangement under the agreement. However, negotiations in March 2023 were unproductive, leading both parties to terminate the cooperation. Sichuan Aima provided partial compensation to SCQC by offsetting the outstanding amount with goods of equivalent value at RMB466,637 (approximately $64,915). SCQC is now pursuing the recovery of the remaining balance of RMB533,363 (approximately $74,198). On April 29, 2025, SCQC received a summons from the People’s Court of Sichuan Pilot Free Trade Zone notifying SCQC to hold a court hearing on July 9, 2025, case number: (2025) Chuan 0193 Min Chu 6553. As of the date of this report, the case remains pending and no settlement has been reached.

7. OTHER PAYABLES AND ACCRUED LIABILITIES

As of December 31, 2024 and 2023, the Company’s other payables and accrued liabilities consist of following:

	As of December 31, 2024	As of December 31, 2023
Other payables	$4,480	$3,047
Accrued professional fee	-	$29,195
Total other payables and accrued liabilities	$4,480	$32,242

8. RELATED PARTY TRANSACTIONS

	As of December 31, 2024	As of December 31, 2023
Amount due to related party	$413,409	$501,890

As of December 31, 2024, the Company has an outstanding payable of $413,409 to former director, Ms. Wang Min, which is unsecured and non-interest bearing with no fixed terms of repayment.

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

9. SHAREHOLDERS’ EQUITY

As of December 31, 2024 and 2023, the Company has 101,400,000 shares and 101,400,000 shares of common stock issued and outstanding, respectively.

During the years ended December 31, 2024 and 2023, the Company has not issued any shares.

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

11. CONCENTRATION OF RISK

Customer Concentration

For the year ended December 31, 2024, the Company generated total revenue of $246,466, of which two customers accounted for more than 10% of the Company’s total revenue.

For the year ended December 31, 2023, the Company generated total revenue of $510,235, of which no customer accounted for more than 10% of the Company’s total revenue.

	For years December 31
	2024	2023	2024	2023	2024	2023
	Revenues		Percentage of revenues		Accounts receivable, trade

Customer A	$48,242	-	20%	-	-	-
Customer B	$32,161	-	13%	-	-	-
Others	$166,063	$510,235	67%	100%	-	-
Total	$246,466	$510,235	100%	100%	$-	$-

Vendor Concentration

For the year ended December 31, 2024, the Company incurred cost of revenue of $69,519, of which two suppliers account for more than 10% of the incurred cost of revenue.

For the year ended December 31, 2023, the Company incurred cost of revenue of $69,079, of which two suppliers account for more than 10% of the incurred cost of revenue.

	For year ended December 31
	2024	2023	2024	2023	2024	2023
	Cost of revenue		Percentage of Cost of revenue		Accounts payable, trade

Vendor A	$25,853	$33,677	37%	49%	$-	$-
Vendor B	$11,979	$14,765	17%	21%	-	-

Others	$31,687	$20,637	46%	30%	-	$12,597
Total	$69,519	$69,079	100%	100%	$-	$12,597

12. INCOME TAXES

The Company being a United States entity is subjected to the United States federal income tax at 21%. No provision for income taxes in the United States has been made as the Company had no United States taxable income for years ended December 31, 2024 and 2023.

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

The following table summarizes a reconciliation of the Company’s income taxes expenses:

	For years ended December 31
	2024	2023
Computed expected expenses	(25)%	(25)%
Effect of foreign tax rate difference	4%	7%
Deferred tax assets not recognized	16%	79%
Temporary difference not recognized	5%	(61)%
	-%	-%

	For years ended December 31
	2024	2023
PRC statutory tax rate	25%	25%
Computed expected expenses	-12,907	2,557
Effect of foreign tax rate difference	1,640	3,713
Deferred tax assets not recognized	8,425	27,763
Temporary difference not recognized	10,507	(33,795)
Income tax expense	7,665	238

The following table sets forth the significant components of the aggregate deferred tax assets of the Company as of December 31, 2024 and 2023:

	As of December 31, 2024	As of December 31, 2023
Deferred tax assets:

Net operating loss carry forwards
- United States of America	$80,870	$72,534
- Hong Kong	816	790
- People Republic China	12,326	25,201
Deferred tax assets, net operating loss carry forwards
Less: valuation allowance	(94,012)	(98,525)
Deferred tax assets	$-	$-

Management believes that it is more likely than not that the deferred tax assets will not be fully realizable in the future. Despite the Company starting to turn a net profit for the year according to reporting figures, economic uncertainties dictate that the Company will only adjust its valuation allowance policy if it can sustain net profits over consecutive reporting periods. Therefore, the Company has provided for a full valuation allowance against its deferred tax assets of $94,012 as of December 31, 2024.

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

	For the Year Ended and As of December 31, 2024
By Business Unit	BCBF Trading Business	Online Retailing Business	Beauty Products Trading Business	Total
Revenue	$17	$246,449	$-	$246,466

Cost of revenue	(6)	(149,978)	-	(149,984)
Selling and distribution expenses	-	(2,452)	-	(2,452)
General and administrative expenses	-	(141,111)	-	(141,111)

Income/(Loss) from operations	11	(47,092)	-	(47,081)

Total assets	$24,178	$112,101	$-	$136,279
Capital expenditure	$-	$-	$-	$-

	For the Year Ended and As of December 31, 2023
By Business Unit	BCBF Trading Business	Online Retailing Business	Beauty and other Products Trading Business	Total
Revenue	$57,803	$384,234	$68,198	$510,235

Cost of revenue	(34,517)	(29,966)	(5,436)	(69,919)
Selling and distribution expenses	(495)	(84,923)	-	(85,418)
General and administrative expenses	(211,710)	(21,811)	(114,530)	(348,051)

Income/(Loss) from operations	(188,919)	247,534	(51,768)	6,847

Total assets	$288,137	$89,190	$-	$377,327
Capital expenditure	$-	$-	$-	$-

	For the Year Ended and As of December 31, 2024
By Country	United States	China	Total
Revenue	$-	$246,466	$246,466

Cost of revenue	-	(149,984)	(149,984)
Selling and distribution expenses	-	(2,452)	(2,452)
General and administrative expenses	(39,696)	(101,415)	(141,111)

Income/(Loss) from operations	(39,696)	(7,385)	(47,081)

Total assets	$2,084	$134,195	$136,279
Capital expenditure	$-	$-	$-

	For the Year Ended and As of December 31, 2023
By Country	United States	China	Total
Revenue	$-	$510,235	$510,235

Cost of revenue	-	(69,919)	(69,919)
Selling and distribution expenses	-	(85,418)	(85,418)
General and administrative expenses	(73,513)	(274,538)	(348,051)

Income/(Loss) from operations	(73,513)	80,360	6,847

Total assets	$10,855	$366,472	$377,327
Capital expenditure	$-	$-	$-

14. DESCRIPTION OF RESTATEMENT TABLES

The following tables present the impact of to our previously reported the consolidated statements of operations and comprehensive income for the quarters ended March 31, 2024, June 30, 2024 and September 30, 2024:

Statement of Operations (Unaudited)	Nine Months Ended September 30, 2024
	As previously reported	Restatement impacts	As restated
REVENUE	292,405	(47,145)	245,260
-From online retailing business	292,389	(47,145)	245,244
COST OF REVENUE	65,117	1,474	66,591
-From online retailing business	65,107	1,474	66,581
Selling and distribution	51,058	(48,619)	2,439

Statement of Operations (Unaudited)	Three Months Ended September 30, 2024
	As previously reported	Restatement impacts	As restated
REVENUE	-	-	-
-From online retailing business	-	-	-
COST OF REVENUE	-	-	-
-From online retailing business	-	-	-
Selling and distribution	-	-	-

Statement of Operations (Unaudited)	Six Months Ended June 30, 2024
	As previously reported	Restatement impacts	As restated
REVENUE	292,405	(47,145)	245,260
-From online retailing business	292,389	(47,145)	245,244
COST OF REVENUE	65,117	1,474	66,591
-From online retailing business	65,107	1,474	66,581
Selling and distribution	51,058	(48,619)	2,439

Statement of Operations (Unaudited)	Three Months Ended June 30, 2024
	As previously reported	Restatement impacts	As restated
REVENUE	2,539	-	2,539
-From online retailing business	2,523	-	2,523
COST OF REVENUE	220	-	220
-From online retailing business	210	-	210
GROSS PROFIT	2,319		2,319
Selling and distribution	48,619	(48,619)
INCOME/(LOSS) FROM OPERATION BEFORE INCOME TAX	(78,003)	48,619	(29,384)
INCOME/(LOSS) BEFORE INCOME TAX	(76,609)	48,619	(27,990)
NET INCOME/(LOSS)	(84,763)	48,619	(36,144)
TOTAL COMPREHENSIVE INCOME/(LOSS)	(87,136)	48,619	(38,517)
Net profit for the period	(84,763)	48,619	(36,144)

Statement of Operations (Unaudited)	Three Months Ended March 31, 2024
	As previously reported	Restatement impacts	As restated
REVENUE	289,866	(47,145)	242,721
-From online retailing business	289,866	(47,145)	242,721
COST OF REVENUE	64,897	1,474	66,371
-From online retailing business	64,897	1,474	66,371
GROSS PROFIT	224,969	(48,619)	176,350
Selling and distribution	2,439		2,439
INCOME/(LOSS) FROM OPERATION BEFORE INCOME TAX	155,539	(48,619)	106,920
INCOME/(LOSS) BEFORE INCOME TAX	155,607	(48,619)	106,988
NET INCOME/(LOSS)	155,607	(48,619)	106,988
TOTAL COMPREHENSIVE INCOME/(LOSS)	152,905	(48,619)	104,286
Net profit for the period	155,607	(48,619)	106,988

The Company restated its previously issued unaudited condensed consolidated financial statements for the first, and second quarters of fiscal year 2024, primarily to correct to record of recognition of certain revenues, costs and expenses.

The Company reduced its operating profit before income tax by $48,619 for the three months ended March 31, 2024, and correspondingly increased such by $48,619 for the three months ended June 30, 2024. The restatements had no impact on the Company’s consolidated full-year net income, financial position, or cash flows for the year ended December 31, 2024.

15. SUBSEQUENT EVENTS

On April 28, 2025, the Company through subsidiary YCWB Agricultural Technology Co. Limited transferred CNY 1,490,096 (approximately $ 204,140) worth of equity of SCQC Agricultural Co. Limited to Mr. Zhang Chenjiang at a price of zero.

On April 15, 2025, the Board of Directors of the Company approved to change the name of the Company from “YCQH Agricultural Technology Co. Ltd” to “Intelligent Hotel Group Ltd”. On May 6, 2025, the Company filed a Certificate of Amendment with the Secretary of State of the State of Nevada, changing the Company’s name to “Intelligent Hotel Group Ltd”. The Amendment became effective on May 6, 2025.

SCQC, the Company’s wholly owned subsidiary, was involved in a legal dispute with Sichuan Aima Ke’er Biotechnology Group Co. (“Sichuan Aima”) regarding a cooperative agreement that was entered by both parties on June 7, 2022. This agreement was intended to support the business expansion of SCQC and outlined mutual obligations for collaboration over a two-year period, set to expire on June 6, 2024. On April 29, 2025, the company received a summons from the People’s Court of Sichuan Pilot Free Trade Zone notifying the company to hold a court hearing on July 9, 2025, case number: (2025) Chuan 0193 Min Chu 6553. As of the date of this report, the case remains unresolved, and no settlement has been reached.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

1. Former Accountant

On July 22, 2024 (the “Effective Date”), Onestop Assurance PAC (“OA”), the independent registered public accounting firm of YCQH, informed the Company that it would be terminating its engagement with the Company as of the Effective Date. On July 22, 2024, the Board of Directors of the Company (the “Board”) approved the resignation of OA as the Company’s independent registered public accounting firm.

2. Audit Opinion on Issuing Audit Report

None of OA’s audit reports for the years ended December 31, 2023 contained an adverse opinion or a disclaimer of opinion, nor was any such report qualified or modified, except that the reports included explanatory paragraphs in respect to uncertainty as to the Company’s ability to continue as a going concern, and emphasis of matter paragraphs with respect transactions involving a related party that cannot be presumed to be carried out on an arm’s length basis.

3. Disagreement Matters

During the fiscal years ended December 31, 2023 and the subsequent interim period through the Effective Date, there were (a) no disagreements (as defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions) between the Company and OA on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which would have caused it to make reference to the subject matter of such a disagreement in connection with its audit reports on the Company’s consolidated financial statements for such years, and (b) no reportable events (as described in Item 304(a)(1)(v) of Regulation S-K).

4. Current Accountant

On July 22, 2024, the Board approved the engagement of Simon & Edward, LLP (“S&E”) to be its new independent registered public accountant for the fiscal year ended December 31, 2024.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer, of the effectiveness of our disclosure controls and procedures as of December 31, 2024. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our chief executive officer concluded that our disclosure controls and procedures were not effective. The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were:(1)lack of sufficient skillful and experienced accounting personnel to adequately prepare and review its consolidated financial statements and disclosures to fulfill the reporting requirements;(2) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures;(3) inadequate segregation of duties and effective risk assessment;(4) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines;(5) lack of internal audit function due to the fact that the Company lacks qualified resources to; and (6) perform the internal audit functions properly and that the scope and effectiveness of the internal audit function are yet to be developed. The aforementioned material weaknesses were identified by our chief executive officer in connection with the review of our financial statements as of December 31, 2024.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of these controls.

As of December 31, 2024, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in 2013 and SEC guidance on conducting such assessments. Based on such evaluation, the Company’s management concluded that, during the period covered by this Report, our internal control over financial reporting were not effective due to the presence of material weaknesses.

Management’s Remediation Initiatives

Since 2024, we engaged Shenzhen Pengcheng Financial Consulting Co., Ltd as an external consultant to assist with the identification and address of complex and proper accounting issues.

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

Changes in Internal Controls over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the year ended December 31, 2024, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

Insider Trading Arrangements

During the year ended December 31, 2024, none of our directors or officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement”.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The name, address, age and titles of our executive officers and directors are as follows:

NAME	AGE	POSITION
Yin Yixuan	23	Chief Executive Officer, President, Secretary, Treasurer, Director

Yin Yixuan – Chief Executive Officer, President, Secretary, Treasurer, Director

Ms. Yin Yixuan received a Master’s degree in Media, Culture & Creative Cities from the University of Hong Kong, Hong Kong, China.

From August 2019 to October 2021, Ms. Yin founded and managed Brainstorm Can, an online retail store specializing in creative cultural souvenirs. She was responsible for product design, branding, supplier coordination, and customer engagement, gaining hands-on experience in entrepreneurship, digital marketing, and retail management within the creative culture space. From May 2020 to September 2020, Ms. Yin worked as an intern designer at Beijing Order Media Co. Ltd, assisting in designing web pages and posters for clients. From October 2021 to April 2022, Ms. Yin worked at Guangzhou Xianda Overseas Education Service Co. Ltd. as a media operation intern, assisting in marketing and promotion on short-video social platforms.

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

ITEM 11. EXECUTIVE COMPENSATION

The following tables set forth certain information about compensation paid, earned or accrued for services by our Executive Officer for the fiscal years ended December 31, 2024 and 2023:

Summary Compensation Table

Name and principal position (a)	Year ended December 31, (b)	Salary ($) (c)	Bonus ($) (d)	Stock Compensation ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)	Total ($) (j)
Yin Yixuan Title: Chief Executive Officer,	2024	-	-	-	-	-	-	-	-
President, Secretary, Treasurer, Director	2023	$-	$-	$-	$-	$-	$-	$-	$-

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELAED STOCKHOLDER MATTERS.

As of December 31, 2024, the Company has 101,400,000 shares of common stock issued and outstanding, which number of issued and outstanding shares of common stock have been used throughout this report.

Percentage values below are rounded to the nearest hundredths place.

Name and Address of Beneficial Owner	Shares of Common Stock Beneficially Owned	Common Stock Voting Percentage Beneficially Owned	Voting Shares of Preferred Stock	Preferred Stock Voting Percentage Beneficially Owned	Total Voting Percentage Beneficially Owned
Executive Officers and Directors
Yixuan Yin Title: President, Secretary, Treasurer, Chief Executive Officer, and Director Address: No. 188 and No. 5, East Beizhan Road, Shapingba District, Chongqing, China 404100	-	-%	-	-	-%
5% or Greater Shareholders
Min Wang	39,249,034	38.71%	-	-	38.71%

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

For the year ended December 31, 2024, our then director, Ms. Wang Min, advanced expenses on behalf of the Company for a total of $364,720. As of December 31, 2023, the Company has an outstanding payable to her of $501,890, which is unsecured and non-interest bearing with no fixed terms of repayment.

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

Onestop Assurance PAC

	For years ended December 31
	2024	2023
Audit fees	-	$20,000
Audit related fees	-	-
Tax fees	-	-
All other fees	-	-
Total	-	$20,000

Simon & Edward, LLP

	For years ended December 31
	2024	2023
Audit fees	$10,000	$-
Audit related fees	-	-
Tax fees	-	-
All other fees	$16,200	-
Total	$26,200	$-

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

Date: July 17, 2025

Intelligent Hotel Group Ltd (formally known as YCQH Agricultural Technology Co. Ltd)

By:	/s/ Yixuan Yin
Name:	Yixuan Yin
Title:	Chief Executive Officer, President, Secretary, Treasurer, and Director (Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer)

