Form 10-Q
period 2025-03-31
Intelligent Hotel Group Ltd.
filed 2025-07-17
CIK 1794276

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2025

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission File Number 333-252500

Intelligent Hotel Group Ltd

(Exact name of registrant issuer as specified in its charter)

Nevada	61-1948707
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

No. 188 and No. 5, East Beizhan Road,
Shapingba District, Chongqing, China	404100
(Address of Principal Executive Offices)	(Zip Code)

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

Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding twelve months (or shorter period that the registrant was required to submit and post such files).

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

As of July 17, 2025, there were 101,400,000 shares of common stock, par value $0.0001 per share, outstanding.

2

PART I — FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

INTELLIGENT HOTEL GROUP LTD

(FORMALLY KNOWN AS YCQH AGRICULTURAL TECHNOLOGY CO. LTD)

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF March 31, 2025 AND DECEMBER 31, 2024

(Currency expressed in United States Dollars (“US$”), except for number of shares or otherwise stated)

	As of March 31, 2025	As of December 31,
	(UNAUDITED)	2024
ASSETS
Current assets
Cash and cash equivalents	$3,073	$29,825
Inventories	$24,212	$24,178
Prepayment, deposits and other receivables	$81,597	$82,276
Total current assets	$108,882	$136,279

TOTAL ASSETS	$108,882	$136,279

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Other payables and accrued liabilities	$669	$4,480
Deferred revenue	$161	$161
Amount due to related party	$394,627	413,409
Total current liabilities	$395,457	$418,050

TOTAL LIABILITIES	$395,457	$418,050

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.0001 par value; 200,000,000 shares authorized; 0 issued and outstanding	-	-
Common stock, $0.0001 par value; 800,000,000 shares authorized; 101,400,000 and 101,400,000 shares of common stock issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	$10,140	$10,140
Additional paid-in capital	$148,860	$148,860
Accumulated other comprehensive income	$632	$(1,498)
Accumulated deficit	$(446,207)	$(439,273)

TOTAL STOCKHOLDERS’ DEFICIT	$(286,575)	$(281,771)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$108,882	$136,279

See accompanying notes to unaudited condensed consolidated financial statements.

INTELLIGENT HOTEL GROUP LTD

(FORMALLY KNOWN AS YCQH AGRICULTURAL TECHNOLOGY CO. LTD)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME/(LOSS)

FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024

(Currency expressed in United States Dollars (“US$”), except for number of shares or otherwise stated)

	Three months ended March 31,
	2025		2024 (Restated)
REVENUE		-		$242,721

COST OF REVENUE		-		$(66,371)

GROSS PROFIT		-		$176,350

OPERATING EXPENSES
Selling and distribution		$-		$(2,439)
General and administrative		$(6,940)		$(66,991)

INCOME/(LOSS) FROM OPERATION BEFORE INCOME TAX		$(6,940)		$106,920

OTHER INCOME/(EXPENSE)	$		$
Interest income		6		68

INCOME/(LOSS) BEFORE INCOME TAX		$(6,934)		$106,988

INCOME TAX EXPENSES		$-		$-

NET INCOME/(LOSS)		$(6,934)		$106,988

Other comprehensive income:
- Foreign currency translation income		$2,130		$(2,702)

TOTAL COMPREHENSIVE INCOME/(LOSS)		$(4,804)		$104,286

NET LOSS PER SHARE, BASIC AND DILUTED		-		-

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED		101,400,000		101,400,000

See accompanying notes to unaudited condensed consolidated financial statements.

INTELLIGENT HOTEL GROUP LTD

(FORMALLY KNOWN AS YCQH AGRICULTURAL TECHNOLOGY CO. LTD)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024

(Currency expressed in United States Dollars (“US$”), except for number of shares or otherwise stated)

	COMMON STOCK		ADDITIONAL		ACCUMULATED OTHER	TOTAL STOCKHOLDERS’
	NUMBER OF SHARES	AMOUNT	PAID-IN CAPITAL	ACCUMULATED DEFICIT	COMPREHENSIVE INCOME	EQUITY/ (DEFICIT)
Balance as of December 31, 2024	101,400,000	$10,140	$148,860	$(439,273)	$(1,498)	$(281,771)
Net profit for the period	-	-	-	$(6,934)	-	$(6,934)
Foreign currency translation	-	-	-	-	$2,130	$2,130
Balance as of March 31, 2025	101,400,000	$10,140	$148,860	$(446,207)	$632	$(286,575)

	COMMON STOCK		ADDITIONAL		ACCUMULATED OTHER	TOTAL STOCKHOLDERS’
	NUMBER OF SHARES	AMOUNT	PAID-IN CAPITAL	ACCUMULATED DEFICIT	COMPREHENSIVE INCOME	EQUITY/ (DEFICIT)
Balance as of December 31, 2023	101,400,000	$10,140	$148,860	$(379,998)	$1,860	$(219,138)

Net profit for the period(Restated)	-	-	-	$106,988	-	$106,988
Foreign currency translation	-	-	-	-	$(2,702)	$(2,702)
Balance as of March 31, 2024(Restated)	101,400,000	$10,140	$148,860	$(273,010)	$(842)	$(114,852)

See accompanying notes to unaudited condensed consolidated financial statements.

INTELLIGENT HOTEL GROUP LTD

(FORMALLY KNOWN AS YCQH AGRICULTURAL TECHNOLOGY CO. LTD)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024

(Currency expressed in United States Dollars (“US$”), except for number of shares or otherwise stated)

		Three Months Ended
	Three Months Ended March 31, 2025	March 31, 2024 (Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income/(loss)	$(6,934)	$106,988

Adjustments to reconcile net profit to net cash used in operating activities:
Change in operating lease ROU assets	-	$6,775
Inventories	-	$(9,144)
Prepayment, deposits and other receivables	$(16,615)	$(47,802)
Other payables and accrued liabilities	$(3,819)	$68,106
Deferred revenue	-	$(11,425)
Change in lease liability	-	$(6,775)
Account payables	-	$12,290
Net cash used in operating activities	$(27,368)	$119,013

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash used in investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Amount due to related party	$(1,441)	$(83,193)

Net cash (used in) provided by financing activities	$(1,441)	$(83,193)

Effect of exchange rate changes on cash and cash equivalents	$2,057	$(401)

Net (decrease)/increase in cash and cash equivalents	$(26,752)	$35,419
Cash and cash equivalents, beginning of period	$29,825	$95,938

CASH AND CASH EQUIVALENTS, END OF PERIOD	$3,073	$131,357

SUPPLEMENTAL CASH FLOWS INFORMATION
Cash paid for income taxes	$-	$-
Cash paid for interest paid	$-	$-
Non-cash Transactions of Operating and Financing Activities
Other receivable and prepayments offset by loans from related party	$(17,411)	$-

See accompanying notes to unaudited condensed consolidated financial statements.

INTELLIGENT HOTEL GROUP LTD

(FORMALLY KNOWN AS YCQH AGRICULTURAL TECHNOLOGY CO. LTD)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024

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

The Company originally operated in the bio-carbon-based fertilizer (“BCBF”) trading business, sourcing products directly from producers in China and selling them to customers primarily located in the People’s Republic of China. The Company did not own or operate any production facilities or manufacturing equipment for BCBF products. On July 25, 2022, the Company ventured into online retailing business through e-commerce platforms, retailing a series of daily use products from healthcare products, cosmetic products, fashion products, household products and so forth. On April 19, 2023, the Company ventured into beauty products trading business which includes retail sales to customers mainly based in People Republic of China, sourcing directly from producers in China. As of the date of this report, the Company has ceased all operations related to the BCBF, online retailing business, and beauty products trading business. In light of this transition, the Company is actively evaluating potential acquisition targets and strategic business opportunities in order to identify a new direction that aligns with its long-term growth objectives.

On December 16, 2019, the Company acquired YCQH Holding Limited, a company incorporated in Republic of Seychelles. On the same day, YCQH Seychelles acquired YCQH Agricultural Technology Co. Limited, a company incorporated in Hong Kong.

On December 10, 2019, the YCQH HK incorporated YCWB Agricultural Technology Co. Limited, a wholly foreign-owned enterprise, in SiChuan Province, China, with Ms. Wang Min as the legal representative.

On June 15, 2020, the Company, through subsidiary YCWB Agricultural Technology Co. Limited, acquired SCQC Agriculture Co. Limited, a company incorporated in SiChuan Province, China for a consideration of CNY 1,169,996 (approximately $165,605) with a carrying value on the books of CNY 1,168,554 (approximately $165,401) from a third party. The premium was accounted as expense for the year ended December 31, 2020.

On April 19, 2023, the Company, through subsidiary YCWB Agricultural Technology Co. Limited, incorporated XMYC Trading Co. Limited, a company incorporated in XiaMen City, China with an investment capital of CNY 500,000 (approximately $68,931).

On September 25, 2023, the Company, through subsidiary YCWB Agricultural Technology Co. Limited, disposed XMYC Trading Co. Limited, for a consideration of CNY 0.1 (approximately $0.01). After the disposal of XMYC, the Company continued to operate the beauty products trading business through YCWB until its disposal in April 2025.

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

Unaudited Interim Financial Information

Certain information and footnote disclosures normally included in the Company’s annual audited financial statements and accompanying notes have been condensed or omitted in this accompanying interim consolidated financial statements and footnotes. Accordingly, the accompanying interim condensed consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

In the opinion of management, these unaudited interim condensed consolidated financial statements include all adjustments and accruals, consisting only of normal, recurring adjustments that are necessary for a fair statement of the results of all interim periods reported herein. The results of the interim periods are not necessarily indicative of the results expected for the full fiscal year or any other interim period or any future year or period.

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

Prepayment, Deposits and Other Receivables

Prepayments and deposits are mainly cash deposited or advance payments made to third parties for future purchases or future services such as rent or other general expenses. This amount is refundable and bears no interest. The Company will recognize an allowance account for doubtful accounts to the extent it is probable that a portion or all of a particular account will not be collected. Management reviews its prepayments and deposits on a regular basis to determine if the allowance is adequate and adjusts the allowance when necessary. The Company’s management continues to evaluate the reasonableness of the allowance policy and update it if necessary. No allowance for doubtful accounts was made for the three months ended March 31, 2025 and 2024.

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

Translation of amounts from the local currencies of the Company into US$ has been made at the following exchange rates for the respective periods:

	As of and for the three months ended March 31, 2025	For the three months ended March 31, 2024
Period-end HK$: US$1 exchange rate	7.78	7.82
Period-end CNY¥: US$1 exchange rate	7.18	7.22
Period-average HK$: US$1 exchange rate	7.78	7.82
Period-average CNY¥: US$1 exchange rate	7.17	7.16

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

Recently issued accounting pronouncements

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. Under this ASU, public entities must annually (1) disclose specific categories in the rate reconciliation and (2) provide additional information for reconciling items that meet a quantitative threshold (if the effect of those reconciling items is equal to or greater than five percent of the amount computed by multiplying pretax income or loss by the applicable statutory income tax rate). This ASU’s amendments are effective for all entities that are subject to Topic 740, Income Taxes, for annual periods beginning after December 15, 2024, with early adoption permitted. The adoption did not have a material effect on its financial statements.

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

4. Restatements of Previously-Issued Consolidated Financial Statements

During the preparation of its 2024 Annual Report on Form 10-K, the Company determined that it had not appropriately accounted for certain historical transactions under US GAAP. In accordance with Staff Accounting Bulletin (“SAB”) 99, Materiality, and SAB 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, the Company evaluated the materiality of the errors from qualitative and quantitative perspectives, individually and in aggregate, and concluded that the errors were material to the Consolidated Statements of Operations for the quarters ending March 31, 2024, June 30, 2024, and September 30, 2024.

Based on this evaluation, management concluded that the Company’s previously issued consolidated financial statements for the aforementioned periods would need to be restated and could no longer be relied upon. The Company has restated the impacted financial statements for each of these periods and presented the effects of the restatement adjustments in its 2024 Annual Report on Form 10-K, filed on July 17, 2025.

5. GOING CONCERN UNCERTAINTIES

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company is currently in a net liability position and incurred a net cash used in operating activities of $27,368 for the three months ended March 31, 2025, resulting in accumulated deficit of $446,207 and a working capital deficit of $286,575.

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

6. INVENTORIES

As of March 31, 2025 and December 31, 2024, the Company inventories consist of following:

	As of March 31, 2025	As of December 31, 2024
Finished goods	$107,259	$107,107
Inventory Write-down	$(83,047)	(82,929)
Total inventories	$24,212	$24,178

7. PREPAYMENT, DEPOSITS AND OTHER RECEIVABLES

As of March 31, 2025 and December 31, 2024, prepayment, deposits and other receivables consist of following:

	As of March 31, 2025	As of December 31, 2024
Deposits for Hong Kong Company Secretary	$13	$13
Prepayment- Sichuan Aima	$74,303	$74,198
Service charge	$6,101	$6,093
Other expenses	$1,180	$1,972
Total prepayment, deposits and other receivables	$81,597	$82,276

8. RELATED PARTY TRANSACTIONS

	As of March 31, 2025	As of December 31, 2024
Amount due to related party	$394,627	$413,409

As of March 31, 2025, the Company has an outstanding payable of $394,627 to our former director, Ms. Wang Min, which is unsecured and non-interest bearing with no fixed terms of repayment.

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

9. SHAREHOLDERS’ EQUITY

As of March 31, 2025 and December 31, 2024, the Company has 101,400,000 shares and 101,400,000 shares of common stock issued and outstanding, respectively.

During the three months ended March 31, 2025, the Company has not issued any shares.

The Company has 800,000,000 shares of common stock and 200,000,000 shares of preference stock authorized, no share of preference stock issued and outstanding.

10. CONCENTRATION OF RISK

Customer Concentration

For the three months ended March 31, 2025, the Company generated total revenue of $0. For the three months ended March 31, 2024, the Company generated total revenue of $242,721, of which no customer accounted for more than 10% of the Company’s total revenue.

	For the three months ended March 31
	2025	2024 (Restated)	2025	2024 (Restated)	2025	2024
	Revenues		Percentage of revenues		Accounts receivable, trade

Others	-	$242,721	-	100%	-	-
Total	-	$242,721	-	100%	-	-

Vendor Concentration

For the three months ended March 31, 2025, the Company incurred cost of revenue of $0, For the three months ended March 31, 2024, the Company incurred cost of revenue of $66,371 of which three vendors accounted for more than 10% of the Company’s total cost of revenue.

	For the three months ended March 31
	2025	2024 (Restated)	2025	2024	2025	2024
	Cost of revenue		Percentage of Cost of revenue		Accounts payable, trade
Vendor A	-	-	-	-%	-	-
Vendor B	-	$7,603	-	11%	-	-
Vendor C	-	$10,940	-	16%	-	-
Vendor D	-	$21,173	-	32%	-	-
Others	-	$26,655	-	41%	-	-
Total	-	$66,371	-	100%	-	-

11. INCOME TAXES

The Company being a United States entity is subject to the United States federal income tax at 21%. No provision for income taxes in the United States has been made as the Company had no United States taxable income for the three months ended March 31, 2025.

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

The following table summarizes a reconciliation of the Company’s income taxes expenses:

	For the Three Months Ended March 31
	2025	2024 (Restated)
PRC statutory tax rate	$25%	25%
Computed expected expenses/(benefits)	$(1,734)	$26747
Effect of foreign tax rate difference	$69	$1070
Deferred tax assets not recognized	$207	$3210
Temporary difference not recognized	$1,458	$(31027)
Income tax expense		-

The following table sets forth the significant components of the aggregate deferred tax assets of the Company:

	As of March 31, 2025		As of December 31, 2024 (Restated)
Deferred tax assets:

Net operating loss carry forwards
- United States of America		$80,928	$80,870
- Hong Kong		$819	$816
- People’s Republic China		$12,327	$12,326

Less: valuation allowance		$(94,073)	$(94,012)
Deferred tax assets	$		$-

Management believes that it is more likely than not that the deferred tax assets will not be fully realizable in the future. Despite the Company starting to turn a net profit for the year according to reporting figures, economic uncertainties dictate that the Company will only adjust its valuation allowance policy if it can sustain net profits over consecutive reporting periods. Therefore, the Company has provided for a full valuation allowance against its deferred tax assets of $94,073 as of March 31, 2025.

12. SEGMENT REPORTING

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

	For the Three Months Ended and As of March 31, 2025
By Business Unit	BCBF Trading Business	Online Retailing Business	Beauty Products Trading Business	Total
Revenue	-	$-	-	-

Cost of revenue	-	-	-	-
Selling and distribution expenses	-	-	-	-
General and administrative expenses	(6,940)	-	-	(6,940)

Profit (loss) form operations	(6,940)	-	-	(6,940)

Total assets	108,882			108,882
Capital expenditure	-	-	-	-

	For the Three Months Ended and As of March 31, 2024
By Business Unit	BCBF Trading Business	Online Retailing Business (Restated)	Beauty Products Trading Business	Total (Restated)
Revenue	-	$242,721	$-	$242,721

Cost of revenue	-	$(66,371)	-	$(66,371)
Selling and distribution expenses	-	$(2,439)	-	$(2,439)
General and administrative expenses	-	$(66,991)	-	$(66,991)

Profit (loss) form operations	-	$106,920	-	$106,920

Total assets	$457,760	$-	$-	$457,760
Capital expenditure	-	$-	$-	$-

	For the Three Months Ended and As of March 31, 2025
By Country	United States	China	Total
Revenue	-	-	-

Cost of revenue	-	-	-
Selling and distribution expenses	-	-	-
General and administrative expenses	$(275)	$(6,665)	$(6,940)

Profit (loss) from operations	$(275)	$(6,665)	$(6,940)

Total assets	$2,380	$106,502	$108,882
Capital expenditure	-	-	-

	For the Three Months Ended and As of March 31, 2024
By Country	United States	China (Restated)	Total (Restated)
Revenue	-	$242,721	$242,721

Cost of revenue	-	$(66,371)	$(66,371)
Selling and distribution expenses	-	$(2,439)	$(2,439)
General and administrative expenses	$(18,562)	$(48,429)	$(66,991)

Loss from operations	$(18,562)	$125,482	$106,920

Total assets	$5,598	$452,162	$457,760
Capital expenditure	-	-	-

13. SUBSEQUENT EVENTS

On April 28, 2025, the Company through subsidiary YCWB Agricultural Technology Co. Limited disposed SCQC Agricultural Co. Limited by transfering its 100% equity interests in SCQC to Mr. Zhang Chenjiang at a price of zero.

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

SCQC was involved in a legal dispute with Sichuan Aima Ke’er Biotechnology Group Co. (“Sichuan Aima”) regarding a cooperative agreement that was entered by both parties on June 7, 2022. This agreement was intended to support the business expansion of SCQC and outlined mutual obligations for collaboration over a two-year period, set to expire on June 6, 2024. In January 2023, SCQC transferred RMB1,000,000 (approximately $139,311) to Sichuan Aima as an advance payment for the cooperative arrangement under the agreement. However, negotiations in March 2023 were unproductive, leading both parties to terminate the cooperation. Sichuan Aima provided partial compensation to SCQC by offsetting the outstanding amount with goods of equivalent value at RMB466,637 (approximately $65,008). SCQC is now pursuing the recovery of the remaining balance of RMB533,363 (approximately $74,303). On April 29, 2025, SCQC received a summons from the People’s Court of Sichuan Pilot Free Trade Zone notifying SCQC to hold a court hearing on July 9, 2025, case number: (2025) Chuan 0193 Min Chu 6553. As of the date of this report, the case remains pending and no settlement has been reached.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis and the unaudited interim financial statements included in this Quarterly Report on Form 10-Q should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2024 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in the Form 10-K filed with the U.S. Securities and Exchange Commission (SEC) on July 17, 2025.

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

The Company originally operated in the bio-carbon-based fertilizer (“BCBF”) trading business, sourcing products directly from producers in China and selling them to customers primarily located in the People’s Republic of China. The Company did not own or operate any production facilities or manufacturing equipment for BCBF products. On July 25, 2022, the Company ventured into online retailing business through e-commerce platform, retailing a series of daily use products covering from healthcare products, cosmetic products, fashion products, household products and so forth. On April 19, 2023, the Company ventured into beauty products trading business which includes retail sale to customer mainly based in People Republic of China, sourcing directly from producers in China.

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

Results of operations

Three months ended March 31, 2025 and 2024

The following table summarizes our result of operations for the periods presented:

	Three months ended March 31,
	2025		2024 (Restated)	Change (Restated)
BCBF Business Sales Revenue		$-	$-
Percentage towards Total Revenue		-	-

Online Business Revenue, net		$-	$242,721	(242,721)
Percentage towards Total Revenue		-	100%

Beauty Products Business Sales Revenue		$-	$-
Percentage towards Total Revenue		-	-%
Total Revenue	$		$242,721	(242,721)

BCBF Business Cost of Sales		-	-
Online Business Cost of Sales		-	(66,371)	66,371
Beauty Products Business Cost of Sales		-	-
Total Cost of Sales		$-	$(66,371)	66,371

BCBF Business Gross Profit		-	-
Online Business Gross Profit		-	176,350	(176,350)
Beauty Products Business Gross Profit		-	-
Total Gross Profit		$-	$176,350	(176,350)

Gross Profit Margin		-	73%

BCBF Business Gross Profit Margin		-	-%
Online Business Gross Profit Margin		-	73%
Beauty Products Business Gross Profit Margin		-	-%

Revenue

For the three months ended March 31, 2025, the Company generated total revenue of $0, compared to a total revenue of $242,721 for the three months ended March 31, 2024. The decline was primarily attributable to the suspension of the Company’s all three business segments, including BCBF trading, online product resale, and beauty product resale businesses.

Cost of Revenue

Cost of revenue was $0 for the three months ended March 31, 2025, compared to $66,371 for the corresponding period in 2024. The decrease reflects reduced customer demand resulting from the discontinuation of the Company’s all lines of business.

Gross Profit

Gross profit was $0 for the three months ended March 31, 2025, compared to $176,350 for the same period in 2024, representing a gross margin of 73% in the prior year.

General and administrative expenses

General and administrative expenses were $6,940 for the three months ended March 31, 2025, compared to $66,991 for the same period in 2024. These expenses primarily consist of salaries and related social contributions, lease payments, travel and advertising expenses, and audit fees. The decrease was mainly due to reductions in personnel costs and lease-related expenses, consistent with the lack of business operations during the current period.

Operating Income (Loss)

For the three months ended March 31, 2025, the Company incurred an operating loss of $6,934, compared to an operating profit of $106,920 for the same period in 2024.

Liquidity and Capital Resources

As of March 31, 2025 and December 31, 2024, the Company had available cash of $3,073 and $29,825, respectively.

The decrease in cash was primarily attributable to the cessation of our online retail business, which previously served as the primary source of operating revenue and cash inflows. During the three months ended March 31, 2025, the Company did not generate any revenue and relied on limited internal cash reserves to fund ongoing administrative expenses, resulting in a net cash outflow for the period.

As a holding company, we currently do not engage in material revenue-generating activities at the parent company level. Our historical liquidity was primarily supported by proceeds from sales in our online retail business conducted through subsidiaries. With the discontinuation of those operations, we no longer expect to receive material cash inflows from such activities unless and until we identify and execute a new operating strategy or revenue source.

The Company has not established credit facilities, and we have not participated in supply chain financing, factoring arrangements, or similar instruments. Our cash needs have been modest and primarily limited to administrative expenses, including professional services, audit fees, and minimal personnel-related costs.

As of March 31, 2025, the Company had no material accounts receivable, inventory, or outstanding debt obligations. We continue to assess our working capital position and cash needs on a regular basis.

Absent the development of new revenue-generating operations or additional financing, the Company may need to seek external funding through equity issuances, loans from affiliates, or other capital raising activities in the near term to support ongoing operations.

Our ability to continue as a going concern is dependent on our ability to secure adequate financing or otherwise develop a sustainable business model. We are currently exploring strategic alternatives, including potential acquisitions, business combinations, or new commercial ventures.

The following table summarizes our cash flow during the three months period ended March 31, 2025 and 2024:

	Three months ended March 31,
	2025	2024
Net cash (used in) operating activities	$(27,368)	$119,013
Net cash (used in) investing activities	-	-
Net cash (used in)/provided by financing activities	$(1,441)	$(83,193)

Three Months Ended March 31, 2025 Compared to Three Months Ended March 31, 2024

Cash Used In Operating Activities

For the three months ended March 31, 2025, the Company used $27,368 in operating activities. The cash outflows were primarily driven by a reduction in prepayments and other receivables.

For the three months ended March 31, 2024, the Company generate $119,013 by operating activity, of which primarily consist of increase in prepayment, deposits and other receivables, increase in inventories, decrease in deferred revenue and reduction in lease liability contra by net profit, amortization, increase in account payables and increase in other payables and accrued liabilities.

Cash Used In Investing Activities

For the three months ended March 31, 2025 and 2024, the Company did not generate nor used any cash in investing activities.

Cash Used in/Provided by Financing Activities

For the three months ended March 31, 2025, the Company used $1,441 in financing activities, representing repayment of amounts due to a director.

For the three months ended March 31, 2024, cash used in financing activities amounted to $83,193, representing repayment of amounts due to a director.

Capital Requirements

We intend to fund our capital requirements through a combination of cash on hand and cash flows generated from our daily operations.

Foreign Currency

Most of our revenues and operating expenses are denominated in Chinese Yuan, or Renminbi. The Renminbi is currently freely convertible under the “current account,” which includes dividends, trade and service-related foreign exchange transactions, but not under the “capital account,” which includes foreign direct investment and loans. Under our current corporate structure, our company in the United States may rely on dividend payments from our PRC subsidiaries to fund any cash and financing requirements we may have.

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

The amount of cash denominated in RMB is approximately CNY15,065 (approximately $2,099) as of March 31, 2025.

Off-balance Sheet Commitments and Arrangements

As of March 31, 2025, we have not entered into any other financial guarantees or other commitments to guarantee the payment obligations of any third parties. In addition, we have not entered into any derivative contracts that are indexed to our own shares and classified as shareholders’ equity, or that are not reflected in our consolidated financial statements.

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

GOING CONCERN UNCERTAINTIES

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company is currently in a net liability position and incurred a net cash used in operating activities of $27,368 for the three months ended March 31, 2025 resulting in accumulated deficit of $446,207 and a working capital deficit of $286,575.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer, of the effectiveness of our disclosure controls and procedures as of March 31, 2025. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our chief executive officer concluded that our disclosure controls and procedures were not effective. The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (i) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (ii) inadequate segregation of duties and effective risk assessment; (iii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines; and (iv) lack of internal audit function due to the fact that the Company lacks qualified resources to perform the internal audit functions properly and that the scope and effectiveness of the internal audit function are yet to be developed. The aforementioned material weaknesses were identified by our chief executive officer in connection with the review of our financial statements as of March 31, 2025.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2025. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of these controls.

As of March 31, 2025, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in 2013 and SEC guidance on conducting such assessments. Based on such evaluation, the Company’s management concluded that, during the period covered by this Report, our internal control over financial reporting were not effective due to the presence of material weaknesses.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended March 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

SCQC was involved in a legal dispute with Sichuan Aima Ke’er Biotechnology Group Co. (“Sichuan Aima”) regarding a cooperative agreement that was entered by both parties on June 7, 2022. This agreement was intended to support the business expansion of SCQC and outlined mutual obligations for collaboration over a two-year period, set to expire on June 6, 2024. In January 2023, SCQC transferred RMB1,000,000 (approximately $139,311) to Sichuan Aima as an advance payment for the cooperative arrangement under the agreement. However, negotiations in March 2023 were unproductive, leading both parties to terminate the cooperation. Sichuan Aima provided partial compensation to SCQC by offsetting the outstanding amount with goods of equivalent value at RMB466,637 (approximately $65,008). SCQC is now pursuing the recovery of the remaining balance of RMB533,363 (approximately $74,303). On April 29, 2025, SCQC received a summons from the People’s Court of Sichuan Pilot Free Trade Zone notifying SCQC to hold a court hearing on July 9, 2025, case number: (2025) Chuan 0193 Min Chu 6553. As of the date of this report, the case remains pending and no settlement has been reached.

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

Item 1A. Risk Factors.

As a smaller reporting company, we are not required to provide the information required by this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the fiscal quarter ended March 31, 2025, none of our officers or directors (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

ITEM 6. Exhibits.

The information called for by this Item is incorporated herein by reference from the Exhibit Index included in this Quarterly Report on Form 10-Q.

Exhibit Number	Description
3.1	Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant’s registration statement on Form S-1 (Commission File No. 333-252500) filed on June 3, 2021).

3.2	Certificate of Amendment (incorporated by reference to Exhibit 3.1 to the Registrant’s current report on Form 8-K (Commission File No. 333-252500) filed on May 8, 2025)

3.3	By-laws (incorporated by reference to Exhibit 3.2 to the Registrant’s current report on Form 8-K (Commission File No. 333-252500) filed on May 8, 2025).

31.1*	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal executive officer

32.1*	Section 1350 Certification of principal executive officer

101	Includes the following financial and related information from Intelligent Hotel Group Ltd’s Quarterly Report on Form 10-Q as of and for the quarter ended March 31, 2025, formatted in Inline Extensible Business Reporting Language (iXBRL): (1) the Consolidated Balance Sheets, (2) the Consolidated Statements of Income, (3) the Consolidated Statements of Comprehensive Income, (4) the Consolidated Statements of Changes in Stockholders’ Equity, (5) the Consolidated Statements of Cash Flows, and (6) Notes to Consolidated Financial Statements.

104	The cover page from this Quarterly Report on Form 10-Q, formatted in Inline XBRL.

* These exhibits are filed or furnished with this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Intelligent Hotel Group Ltd (Registrant)

Date:	July 17, 2025	By:	/s/ Yixuan Yin
		Name:	Yixuan Yin
Title:

Chief Executive Officer, President, Secretary, Treasurer, and Director

(signing on behalf of the Registrant and as a Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer of the Registrant)

