Form 10-Q
period 2025-09-30
Intelligent Hotel Group Ltd.
filed 2025-10-23
CIK 1794276

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2025

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

As of October 23, 2025, there were 101,400,000 shares of common stock, par value $0.0001 per share, outstanding.

2

PART I — FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

INTELLIGENT HOTEL GROUP LTD

(FORMALLY KNOWN AS YCQH AGRICULTURAL TECHNOLOGY CO. LTD)

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2025 AND DECEMBER 31, 2024

(Currency expressed in United States Dollars (“US$”), except for number of shares or otherwise stated)

	As of September 30, 2025 (UNAUDITED)		As of December 31, 2024
ASSETS
Current assets	$		$
Cash and cash equivalents		906		737
Prepayment, deposits and other receivables		13		13
Current assets of discontinued operations		-		135,529
Total current assets		919		136,279

TOTAL ASSETS		$919		$136,279

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Amount due to directors		$11,749		$-
Amount due to related party		-		364,720
Current liabilities of discontinued operations		-		53,330
Total current liabilities		11,749		418,050

TOTAL LIABILITIES		$11,749		$418,050

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.0001 par value; 200,000,000 shares authorized; 0 issued and outstanding
Common stock, $0.0001 par value; 800,000,000 shares authorized; 101,400,000 and 101,400,000 shares of common stock issued and outstanding as of September 30, 2025 and December 31, 2024, respectively		$10,140		$10,140
Additional paid-in capital		599,440		148,860
Accumulated other comprehensive income		416		(1,498)
Accumulated deficit		(620,826)		(439,273)

TOTAL STOCKHOLDERS’ DEFICIT		$(10,830)		$(281,771)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT		$919		$136,279

See accompanying notes to unaudited condensed consolidated financial statements.

INTELLIGENT HOTEL GROUP LTD

(FORMALLY KNOWN AS YCQH AGRICULTURAL TECHNOLOGY CO. LTD)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME/(LOSS)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

(Currency expressed in United States Dollars (“US$”), except for number of shares or otherwise stated)

	For the Three months ended September 30,		For the Nine months ended September 30,
	2025	2024	2025	2024
REVENUE	$-	$-	$-	$-

COST OF REVENUE	-	-	-	-

GROSS PROFIT	-	-	-	-

OPERATING EXPENSES
Selling and distribution	-	-	-	-
General and administrative	(22,729)	(13,189)	(99,150)	(36,525)

Operating income/(loss) from continuing operation before income tax	(22,729)	(13,189)	(99,150)	(36,525)
Interest income	-	1	-	5

Income/(loss) from continuing operation before income tax	(22,729)	(13,188)	(99,150)	(36,520)

INCOME TAX EXPENSES	-	-	-	-

Net income/(loss) from continuing operation	(22,729)	(13,188)	(99,150)	(36,520)

Income (Loss) from Discontinued Operations before Income Taxes	-	(12,034)	(13,364)	90,296

Provision for (benefit from) income tax	-	-	-	(8,154)

Loss on Disposal		-	(69,039)	-

Income / (loss) for discontinued operations		(12,034)	(82,403)	82,142

Net income / (loss)	$(22,729)	$(25,222)	$(181,553)	$45,622

Other comprehensive income:
- Foreign currency translation income	4	8,692	1,914	3,617
Total other comprehensive income (loss)	4	8,692	1,914	3,617

TOTAL COMPREHENSIVE INCOME (LOSS)	$(22,725)	$(16,530)	$(179,639)	$49,239

NET LOSS PER SHARE, BASIC AND DILUTED

Continuing operations	$-	$-	$-	$-
Discontinued operations	$-	$-	$-	$-

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED	101,400,000	101,400,000	101,400,000	101,400,000

See accompanying notes to unaudited condensed consolidated financial statements.

INTELLIGENT HOTEL GROUP LTD

(FORMALLY KNOWN AS YCQH AGRICULTURAL TECHNOLOGY CO. LTD)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

(Currency expressed in United States Dollars (“US$”), except for number of shares or otherwise stated)

	COMMON STOCK
	NUMBER OF SHARES	AMOUNT	ADDITIONAL PAID-IN CAPITAL	ACCUMULATED DEFICIT	ACCUMULATED OTHER COMPREHENSIVE INCOME	TOTAL STOCKHOLDERS’ EQUITY/ (DEFICIT)
Balance as of December 31, 2023	101,400,000	$10,140	$148,860	$(379,998)	$1,860	$(219,138)
Net income (loss) for the period	-	-	-	106,988	-	106,988
Foreign currency translation	-	-	-	-	(2,702)	(2,702)
Balance as of March 31, 2024	101,400,000	$10,140	$148,860	$(273,010)	$(842)	$(114,852)
Net income (loss) for the period	-	-	-	(36,144)	-	(36,144)
Foreign currency translation	-	-	-	-	(2,373)	(2,373)
Balance as of June 30, 2024	101,400,000	$10,140	$148,860	$(309,154)	$(3,215)	$(153,369)
Net income (loss) for the period				(25,222)		(25,222)
Foreign currency translation					8,692	8,692
Balance as of September 30, 2024	101,400,000	$10,140	$148,860	$(334,376)	$5,477	$(169,899)

	COMMON STOCK
	NUMBER OF SHARES	AMOUNT	ADDITIONAL PAID-IN CAPITAL	ACCUMULATED DEFICIT	ACCUMULATED OTHER COMPREHENSIVE INCOME	TOTAL STOCKHOLDERS’ EQUITY/ (DEFICIT)
Balance as of December 31, 2024	101,400,000	$10,140	$148,860	$(439,273)	$(1,498)	$(281,771)
Net income (loss) for the period	-	-	-	(6,934)	-	(6,934)
Foreign currency translation	-	-	-	-	2,130	2,130
Balance as of March 31, 2025	101,400,000	$10,140	$148,860	$(446,207)	$632	$(286,575)

Loans forgive-ness by related party	-	-	398,579	-	-	398,579
Net income (loss) for the period	-	-	-	(151,890)	-	(151,890)
Foreign currency translation	-	-	-	-	(220)	(220)
Balance as of June 30, 2025	101,400,000	$10,140	$547,439	$(598,097)	$412	$(40,106)
Loans forgive-ness by related party	-	-	52,001	-	-	52,001
Net income (loss) for the period	-	-	-	(22,729)	-	(22,729)
Foreign currency translation	-	-	-	-	4	4
Balance as of September 30, 2025	101,400,000	$10,140	$599,440	$(620,826)	$416	$(10,830)

See accompanying notes to unaudited condensed consolidated financial statements.

INTELLIGENT HOTEL GROUP LTD

(FORMALLY KNOWN AS YCQH AGRICULTURAL TECHNOLOGY CO. LTD)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

(Currency expressed in United States Dollars (“US$”), except for number of shares or otherwise stated)

	For the Nine Months Ended September 30
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income/(loss)	$(181,553)	$45,622
Less: Net income/(loss) from discontinued operations	(82,403)	82,142
Net income/(loss) from continuing operations	(99,150)	(36,520)
Adjustments to reconcile net profit to net cash used in operating activities:	-	-
Prepayment, deposits and other receivables	-	(87)
Accrued liabilities	-	(22,695)

Net cash used in operating activities	(99,150)	(59,302)
Net cash (used in) / provided by operating activities - discontinued operations	(10,282)	(16,609)
Total net cash from operating activities	(109,432)	(75,911)

CASH FLOWS FROM INVESTING ACTIVITIES:
Amount due to related party	-	-

Net cash used in investing activities	-	-
Net cash provided by investing activities - discontinued operations	(36)	-
Total net cash from investing activities	(36)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from related parties	99,320	48,592

Net cash (used in) provided by financing activities	99,320	48,592
Net cash provided by investing activities - discontinued operations	(18,792)	(70,497)
Total net cash from financing activities	80,528	(21,905)

Effect of exchange rate changes on cash and cash equivalents	21	3,298

Net (decrease)/increase in cash and cash equivalents	(28,919)	(94,518)
Cash and cash equivalents, beginning of period	29,825	95,938

CASH AND CASH EQUIVALENTS, END OF PERIOD	$906	$1,420

SUPPLEMENTAL CASH FLOWS INFORMATION
Cash paid for income taxes	$-	$8,154
Cash paid for interest paid	$-	$-
Non-cash Transactions
Loans forgiveness by related party loans	$450,580	$-
Loss on disposal	$(69,039)	$-

See accompanying notes to unaudited condensed consolidated financial statements.

INTELLIGENT HOTEL GROUP LTD

(FORMALLY KNOWN AS YCQH AGRICULTURAL TECHNOLOGY CO. LTD)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

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

The Company originally operated in the bio-carbon-based fertilizer (“BCBF”) trading business, sourcing products directly from producers in China and selling them to customers primarily located in the People’s Republic of China. The Company did not own or operate any production facilities or manufacturing equipment for BCBF products. On July 25, 2022, the Company ventured into online retailing business through e-commerce platforms, retailing a series of daily use products, including healthcare products, cosmetic products, fashion products, household products and so forth. On April 19, 2023, the Company ventured into beauty products trading business which includes retail sales to customers mainly based in People Republic of China, sourcing directly from producers in China. As of the date of this report, the Company has ceased all operations related to the BCBF, online retailing business, and beauty products trading business. In light of this transition, the Company is actively evaluating potential acquisition targets and strategic business opportunities in order to identify a new direction that aligns with its long-term growth objectives.

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

Prepayment, Deposits and Other Receivables

Prepayments and deposits are mainly cash deposited or advance payments made to third parties for future purchases or future services such as rent or other general expenses. This amount is refundable and bears no interest. The Company will recognize an allowance account for doubtful accounts to the extent it is probable that a portion or all of a particular account will not be collected. Management reviews its prepayments and deposits on a regular basis to determine if the allowance is adequate and adjusts the allowance when necessary. The Company’s management continues to evaluate the reasonableness of the allowance policy and update it if necessary. No allowance for doubtful accounts was made for the nine months ended September 30, 2025 and 2024.

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

Translation of amounts from the local currencies of the Company into US$ has been made at the following exchange rates for the respective periods:

	As of and for the nine months ended	As of and for the nine months ended
	September 30, 2025	September 30, 2024
Period-end HK$ : US$1 exchange rate	7.78	7.77
Period-end CNY¥ : US$1 exchange rate	7.11	7.02
Period-average HK$ : US$1 exchange rate	7.80	7.81
Period-average CNY¥: US$1 exchange rate	7.16	7.18
The exchange rate of disposal SCQC on April 28, 2025	7.20
The average exchange rate for the disposal of SCQC as of April 28, 2025	7.18

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

5. GOING CONCERN UNCERTAINTIES

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered recurring losses from operations and incurred a net loss of $181,553 for the nine months ended September 30, 2025, resulting in accumulated deficit of $620,826 and a working capital deficit of $10,830.

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

6. RELATED PARTY TRANSACTIONS

	As of September 30, 2025	As of December 31, 2024
Amount due to related party, Ms. Wang Min	$-	$364,720
Amount due to directors, Ms. Yin Yixuan	$11,749	$-

As of September 30, 2025, the Company has an outstanding payable of $11,749 to our director, Ms. Yin Yixuan, which is unsecured and non-interest bearing with no fixed terms of repayment.

Zhu Peiyuan is a manager of the Company, which is an indirect holding in Chongqing Jiushengguang Enterprise Management Consulting Co., LTD. (“Chongqing Jiushengguang”). Chongqing Jiushengguang’s leased office space is located at No. 188 and No. 5, East Beizhan Road, Shapingba District, Chongqing. From June 21, 2024, uses part of the office space free of charge.

7. SHAREHOLDERS’ EQUITY

As of September 30, 2025 and December 31, 2024, the Company has 101,400,000 shares and 101,400,000 shares of common stock issued and outstanding, respectively.

During the nine months ended September 30, 2025, the Company has not issued any shares.

The Company has 800,000,000 shares of common stock and 200,000,000 shares of preference stock authorized, no share of preference stock issued and outstanding.

On September 5, 2025, Intelligent Hotel Group Ltd (the “Company”), a Nevada for-profit corporation, filed with the Nevada Secretary of State, pursuant to its Articles of Incorporation, as amended (the “Articles”), certificates of designation (each, a “Certificate of Designation” and collectively, the “Certificates”) designating shares of the Company’s authorized preferred stock, par value $0.0001 per share, as follows: (i) 10,000,000 shares as Series A Preferred Stock; (ii) 100,000,000 shares as Series B Preferred Stock; and (iii) 90,000,000 shares as Series C Preferred Stock. Please refer to “ITEM 2—Company Overview” for detailed information.

8. INCOME TAXES

The Company being a United States entity is subject to the United States federal income tax at 21%. No provision for income taxes in the United States has been made as the Company had no United States taxable income for the nine months ended September 30, 2025.

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

The following table summarizes a reconciliation of the Company’s income taxes expenses:

	For the Nine Months Ended September 30
	2025	2024
Computed expected expenses/(benefits)	25%	25%
Effect of foreign tax rate difference	-%	3%
Deferred tax assets not recognized	-25%	14%
Temporary difference not recognized	-	(27)%
Income tax expense	-	15%

	For the Nine Months Ended September 30
	2025	2024
PRC statutory tax rate	25%	25%
Computed expected expenses/(benefits)	$(45,563)	$13,444
Effect of foreign tax rate difference	$(279)	$1,481
Deferred tax assets not recognized	$45,285	$7,650
Temporary difference not recognized	$557	$(14,421)
Income tax expense	$-	$8,154

The following table sets forth the significant components of the aggregate deferred tax assets of the Company:

	As of September 30, 2025	As of December 31, 2024
Deferred tax assets:

Net operating loss carry forwards
- United States of America	$82,180	$80,870
- Hong Kong	$828	$816
- People Republic China	$56,287	$12,326

Less: valuation allowance	$(139,295)	$(94,012)
Deferred tax assets	$-	$-

Management believes that it is more likely than not that the deferred tax assets will not be fully realizable in the future. Despite the Company starting to turn a net profit for the year according to reporting figures, economic uncertainties dictate that the Company will only adjust its valuation allowance policy if it can sustain net profits over consecutive reporting periods. Therefore, the Company has provided for a full valuation allowance against its deferred tax assets of $139,295 as of September 30, 2025.

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

Cash and cash equivalents	$36
Inventories	24,135
Prepayment, deposits and other receivables	75,240
Other payables	(30,686)
Net Assets of SCQC	68,725
Foreign currency translation income	314
Book amount of long-term equity investment	$69,039
Fair value of consideration	$-
Loss on disposition	$(69,039)

The following table details the components of income (loss) from discontinued operations:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
REVENUE	$-	$-	$-	$245,260

COST OF REVENUE	-	-	-	(66,591)

GROSS PROFIT	-	-	-	178,669

OPERATING EXPENSES
Selling and distribution	-	-	-	(2,439)
General and administrative	-	(12,034)	(13,370)	(87,392)

INCOME/(LOSS) FROM OPERATION BEFORE INCOME TAX	-	(12,034)	(13,370)	88,838

Other income	-	-	-	1,379
Interest income	-	-	6	79

INCOME/(LOSS) BEFORE INCOME TAX	-	(12,034)	(13,364)	90,296
INCOME TAX EXPENSES	-	-	-	(8,154)

NET INCOME/(LOSS)	$-	$(12,034)	$(13,364)	$82,142

The following table presents the major classes of assets and liabilities of discontinued operations of SCQC reported in the consolidated balance sheets:

	As of September 30, 2025	As of December 31, 2024
Cash and cash equivalents	$-	$29,088
Inventories	-	24,178
Prepayment, deposits and other receivables	-	82,263
Total current assets of discontinued operations	$-	$135,529

Other payables and accrued liabilities	$-	$4,480
Deferred revenue	-	161
Amount due to related party	-	48,689
Total current liabilities of discontinued operations	$-	$53,330

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

On September 5, 2025, the Company filed with the Nevada Secretary of State, pursuant to its Articles of Incorporation, as amended, certificates of designation (each, a “Certificate of Designation” and collectively, the “Certificates”) designating shares of the Company’s authorized preferred stock, par value $0.0001 per share, as follows: (i) 10,000,000 shares as Series A Preferred Stock; (ii) 100,000,000 shares as Series B Preferred Stock; and (iii) 90,000,000 shares as Series C Preferred Stock. Each share of Series A Preferred Stock entitles the holder to 100 votes on all matters submitted to a vote of the stockholders, voting together with the Common Stock as a single class, except as otherwise required by Nevada law or the Articles. Subject to Board approval and any conditions set forth in the applicable Certificate, each share of Series A Preferred Stock is convertible into 20 shares of Common Stock upon the written consent of the Board. Each share of Series B Preferred Stock entitles the holder to one vote on all matters submitted to a vote of the stockholders, voting together with the Common Stock as a single class, except as otherwise required by Nevada law or the Articles. Subject to Board approval and any conditions set forth in the applicable Certificate, each share of Series B Preferred Stock is convertible into one share of Common Stock upon the written consent of the Board. Shares of Series C Preferred Stock have no voting power except as required by Nevada law or as expressly provided in the Articles. Shares of Series C Preferred Stock have limited conversion rights subject to Board approval and the terms and conditions set forth in the applicable Certificate.

As of the date of this report, there is no Preferred Stock issued and outstanding.

Results of operations

The following table summarizes our consolidated results of operations and percentages of certain items in relation to our operations for the three and nine months ended September 30, 2025 and the respective periods in 2024. The operating results in any historical period are not necessarily indicative of the results that may be expected for any future period.

	For the Three months ended September 30,		For the Nine months ended September 30,
	2025	2024	2025	2024
Revenue	$-	$-	$-	$-

Cost of Revenue	-	-	-	-

Gross Profit	-	-	-	-

Operating Expenses
Selling and distribution	-	-	-	-
General and administrative	(22,729)	(13,189)	(99,150)	(36,525)

Operating income/(loss) before income tax	(22,729)	(13,189)	(99,150)	(36,525)

Income/(loss) from continuing operation before income tax	(22,729)	(13,188)	(99,150)	(36,520)
Income Tax Expenses	-	-	-	-
Net income/(loss) from continuing operation	(22,729)	(13,188)	(99,150)	(36,520)

Income (Loss) from Discontinued Operations before Income Taxes	-	(12,034)	(13,364)	90,296
Net income/(loss) from continuing operation	(22,729)	(13,188)	(99,150)	(36,520)
Net income / (loss)	$(22,729)	$(25,222)	$(181,553)	$45,622

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED	101,400,000	101,400,000	101,400,000	101,400,000

Three Months Ended September 30, 2025 Compared to the Three Months Ended September 30, 2024

Revenue

For the three months ended September 30, 2025, the Company did not generate any revenue, primarily due to the termination of its three business lines and the absence of new revenue-generating operations. As a holding company, the Company conducts its substantive business activities through its subsidiaries. Following the disposal of SCQC in April 2025, SCQC is no longer consolidated into the Company’s financial statements, resulting in no revenue being recorded for the same period in 2024.

Cost of Revenue

For the three months ended September 30, 2025, the Company did not incur any cost of revenue, as the Company has ceased all previous operating business lines.

Gross Profit

Accordingly, the Company reported no gross profit or gross loss for the period, in line with the zero revenue and zero cost of revenue.

General and administrative expenses

For the three months ended September 30, 2025, general and administrative expenses (“G&A expenses”) totaled $22,729, a significant increase from $13,189 in the prior-year period. The majority of these expenses related to professional services, particularly audit and advisory fees.

Operating Income (Loss)

For the three months ended September 30, 2025, the Company reported an operating loss of $22,729, compared to an operating loss of $13,188 in the prior-year period. For the three months ended September 30, 2025 and 2024, losses recorded from continuing operations were $22,729 and $13,188, respectively. The increased net loss from continuing operations in 2025 was primarily attributed to the increased G&A expenses.

Nine Months Ended September 30, 2025 Compared to the Nine Months Ended September 30, 2024

Revenue

For the nine months ended September 30, 2025, the Company did not generate any revenue, primarily due to the termination of its three business lines and the absence of new revenue-generating operations. As the Company disposed SCQC in April 2025, it is no longer consolidated into the Company’s financial statements, resulting in no revenue being recorded for the same period in 2024.

Cost of Revenue

For the nine months ended September 30, 2025, the Company did not incur any cost of revenue, as the Company has ceased all previous operating business lines.

Gross Profit

The Company reported no gross profit or gross loss for the period, in line with the zero revenue and zero cost of revenue.

General and administrative expenses

For the nine month period ended September 30, 2025, G&A expenses rose to $99,150 compared to $36,525 in the corresponding 2024 period, with professional service costs remaining the primary expenditure component.

Operating Income (Loss)

For the nine months ended September 30, 2025, the Company’s operating loss increased to $99,150 from $36,520 in the corresponding period of 2024, primarily attributed to the increased in G&A expenses.

Liquidity and Capital Resources

As of September 30, 2025 and December 31, 2024, the Company had available cash of $906 and $737, respectively.

The decrease in cash was primarily attributable to the cessation of our online retail business, which previously served as the primary source of operating revenue and cash inflows. During the nine months ended September 30, 2025, the Company did not generate any revenue and relied on limited internal cash reserves to fund ongoing administrative expenses, resulting in a net cash outflow for the period.

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

As of September 30, 2025, the Company had no material accounts receivable, inventory, or outstanding debt obligations. We continue to assess our working capital position and cash needs on a regular basis.

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

The following table summarizes our cash flow from continuing operations during the nine months period ended September 30, 2025 and 2024.

	Nine months ended September 30,
	2025	2024
Net cash provided by (used in) operating activities	(99,150)	(59,302)
Net cash used in investing activities	(36)	-
Net cash provided by (used in) financing activities	99,320	48,592

Nine Months Ended September 30, 2025 Compared to Nine Months Ended September 30, 2024

Cash Used In Operating Activities

For the nine months ended September 30, 2025, the Company used $99,150 from operating activities. This operating cash outflow was primarily due to the payment of audit and professional consulting fees.

For the nine months ended September 30, 2024, the Company used $59,302 in operating activities. This operating cash outflow was primarily due to the payment of audit and professional consulting fees.

Cash Used In Investing Activities

For the nine months ended September 30, 2025, the Company used $36 in investing activities, net cash outflow from disposal of terminated subsidiaries.

For the nine months ended September 30, 2024, the Company did not generate or use any cash in investing activities.

Cash Used in/Provided by Financing Activities

For the nine months ended September 30, 2025, net cash provided by financing activities amounted to $99,320, primarily consisting of loans received from a related party.

For the nine months ended September 30, 2024, net cash provided by financing activities amounted to $48,592, primarily consisting of loans received from a related party.

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

Off-balance Sheet Commitments and Arrangements

As of September 30 2025, we have not entered into any other financial guarantees or other commitments to guarantee the payment obligations of any third parties. In addition, we have not entered into any derivative contracts that are indexed to our own shares and classified as shareholders’ equity, or that are not reflected in our consolidated financial statements.

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

GOING CONCERN UNCERTAINTIES

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company is currently in a net liability position and incurred net cash used in operating activities was $99,150 for the nine months ended September 30, 2025, resulting in accumulated deficit of $620,826 and a working capital deficit of $10,830.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer, of the effectiveness of our disclosure controls and procedures as of September 30, 2025. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our chief executive officer concluded that our disclosure controls and procedures were not effective. The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (i) lack of sufficient skillful and experienced accounting personnel to adequately prepare and review its consolidated financial statements and disclosures to fulfill the reporting requirements; (ii) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (iii) inadequate segregation of duties and effective risk assessment; (iv) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines; (v) lack of internal audit function due to the fact that the Company lacks qualified resources to; and (vi) perform the internal audit functions properly and that the scope and effectiveness of the internal audit function are yet to be developed. The aforementioned material weaknesses were identified by our chief executive officer in connection with the review of our financial statements as of September 30, 2025.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2025. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of these controls.

As of September 30, 2025, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in 2013 and SEC guidance on conducting such assessments. Based on such evaluation, the Company’s management concluded that, during the period covered by this Report, our internal control over financial reporting were not effective due to the presence of material weaknesses.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the nine months ended September 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the fiscal quarter ended September 30, 2025, none of our officers or directors (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

ITEM 6. Exhibits.

The information called for by this Item is incorporated herein by reference from the Exhibit Index included in this Quarterly Report on Form 10-Q.

Exhibit Number	Description
3.1	Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant’s registration statement on Form S-1 (Commission File No. 333-252500) filed on June 3, 2021).

3.2	Certificate of Amendment (incorporated by reference to Exhibit 3.1 to the Registrant’s current report on Form 8-K (Commission File No. 333-252500) filed on May 8, 2025)

3.3	By-laws (incorporated by reference to Exhibit 3.2 to the Registrant’s current report on Form 8-K (Commission File No. 333-252500) filed on May 8, 2025).

3.4	Certificate of designation of rights, preferences and privileges of Series A Preferred Stock (incorporated by reference to Exhibit 3.1 to the Registrant’s current report on Form 8-K (Commission File No. 333-252500) filed on September 9, 2025).

3.5	Certificate of designation of rights, preferences and privileges of Series B Preferred Stock (incorporated by reference to Exhibit 3.2 to the Registrant’s current report on Form 8-K (Commission File No. 333-252500) filed on September 9, 2025).

3.6	Certificate of designation of rights, preferences and privileges of Series C Preferred Stock (incorporated by reference to Exhibit 3.3 to the Registrant’s current report on Form 8-K (Commission File No. 333-252500) filed on September 9, 2025).

31.1*	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal executive officer

32.1*	Section 1350 Certification of principal executive officer

101	Includes the following financial and related information from Intelligent Hotel Group Ltd’s Quarterly Report on Form 10-Q as of and for the quarter ended September 30, 2025, formatted in Inline Extensible Business Reporting Language (iXBRL): (1) the Consolidated Balance Sheets, (2) the Consolidated Statements of Income, (3) the Consolidated Statements of Comprehensive Income, (4) the Consolidated Statements of Changes in Stockholders’ Equity, (5) the Consolidated Statements of Cash Flows, and (6) Notes to Consolidated Financial Statements.

104	The cover page from this Quarterly Report on Form 10-Q, formatted in Inline XBRL.

* These exhibits are filed or furnished with this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Intelligent Hotel Group Ltd (Registrant)

Date: October 23, 2025	By:	/s/ Yixuan Yin
	Name:	Yixuan Yin
Title:

Chief Executive Officer, President, Secretary, Treasurer, and Director

(signing on behalf of the Registrant and as a Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer of the Registrant)

